Form 10QSB
period 2007-03-31
JPG ASSOCIATES, INC.
filed 2007-05-16
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 139991

JPG Associates, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

John P. Greeley JPG Associates, Inc. 846 Glendale Road Wilbraham, MA 01095 (Address of principal executive offices)

413-596-6767
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of May 11, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-139991) was declared effective on May 11, 2007

JPG ASSOCIATES, INC.

JPG Associates, Inc.

Balance Sheet

March 31, 2007

(unaudited)

ASSETS

Current Assets:
Cash	$6,207
Accounts receivable	3000
Total Current Assets	9,207

Computer Equipment	1,075

Total Assets	$10,282

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$9,554
Loan from officer	5,000
Total Current Liabilities	14,554

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; authorized: 74,000,000shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(14,272)
Stockholders’ Deficit	(4,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,282

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Three Months Ended March 31 2007 and 2006

(unaudited)

		2007		2006

Revenue ( includes revenue from related parties of $-0-and $8,898, respectively)		$13,000		$8,898

Costs and Expenses:
Compensation		2,500		-
Subcontractor costs		-		-
Selling and administrative		11,873		79
Total		14,373		79

Net Income (loss)		$(1,373)		$8,819

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		10,000,000		9,400,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Six Months Ended March 31 2007 and 2006

(unaudited)

		2007		2006

Revenue ( includes revenue from related parties of $-0- and 30,402, respectively)		$42,400		$30,402

Costs and Expenses:
Compensation		16,000		19.800
Subcontractor costs		2,600		-
Selling and administrative		22,246		1.110
Total		40,846		20,910

Net Income		$1,554		$9,492

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		10,000,000		9,400,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Cash Flows

 For the Six Months Ended March 31 2007 and 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,554	$9,492
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in net assets	(21,052)	(9,492)
Net Cash Provided (Used) by Operating Activities	(19,498)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	600	-
Loans from President	10,000	-
Repayment of loans to President	(5,000)	-
Total	5,600	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,075)	-

INCREASE (DECREASE) IN CASH	(14,973)	-

CASH AT BEGINNING OF PERIOD	21,180	-
CASH AT END OF PERIOD	$6,207	$-

See notes to financial statements.

JPG ASSOCIATES, INC.

Notes to Unaudited Financial Statements

March 31, 2007

(Unaudited)

NOTES 1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and six-month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 11, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2.

STOCKHOLDERS’ EQUITY

In October 2006, the Company sold 600,000 shares of its common stock to 39 shareholders for $600 in cash.

Pursuant to the October 17, 2006 board of directors’ approval and subsequent stockholder approval, the Company adopted its 2006 Non-Statutory Stock Option Plan (the “Plan”) whereby we reserved for issuance up to 1,500,000 shares of our common stock.  Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service, as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. The Company intends to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan once it is eligible to do so.

No options have been issued or are outstanding under the Plan as of March 31, 2007.

NOTE 3.

CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

During the six-month periods ended March 31, 2007 and 2006, the Company performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%

Sno Search/Snow & Sail Sports	-	-	$18,402	60.53
Universal PreK (Springfield, MA)	$28,600	66.67	-	-
RJ Greeley, Inc.	-	-	12,000	39.47
Snow Sports, Inc.	14,300	33.33	-	-
Total	$42,900	100.00	$30,402	100.00

The Company’s president, John P. Greeley, was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother. Snow Sports is controlled by the same individual as controlled Snow & Sail Sports, Inc., but the Company’s president has no management or ownership affiliation.

NOTE 4

GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company commenced operations in June 2005. However, it has not established a level of ongoing revenues sufficient to cover its operating costs to allow it to continue as a going concern. It has an accumulated deficit, a net stockholders’ deficit, a very limited amount of assets, and virtually no backlog of business. As a result of these factors, the Company has substantial doubt about its ability to continue as a going concern.

The Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations. If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations for the six-month periods ended March 31, 2007 and 2006

During the six-month periods ended March 31, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%

Sno Search/Snow & Sail Sports	$-	-	$18,402	60.53
Universal PreK (Springfield, MA)	28,600	66.67	-	-
RJ Greeley, Inc.	-	-	12,000	39.47
Snow Sports, Inc.	14,300	33.33	-	-
Total	$42,900	100.00	$30,402	100.00

These engagements do not have automatic renewal or extension clauses. We cannot predict the likelihood that we will receive additional engagements from any of these or any other clients.

Our president, John P. Greeley, was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother. Snow Sports is controlled by the same individual as controlled Snow & Sail Sports, Inc., but our president has no management or ownership affiliation.

Our expenses consisted of:

	2007	2006
Costs and Expenses:
Compensation	$16,000	$19.800
Subcontractor costs	2,600	-
Selling and administrative	22,246	1.110
Total	$40,846	$20,910

All compensation costs were paid to our president. The subcontractor costs in 2006 were incurred in connection with our work on the Universal PreK engagement. The largest portions of selling and administrative costs in 2007 were training costs of $5,432 and $6,310 in professional fees.

Liquidity

As of March 31, 2007, we had cash of $6,207. Given our limited staff and level of operations there are no specific trends that define or affect our business or liquidity. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We commenced operation in June 2005. However, we have not established a level of ongoing revenues sufficient to cover our operating costs to allow us to continue as a going concern. We have an accumulated deficit, a net stockholders’ deficit, a very limited amount of assets, and virtually no backlog of business. As a result of these factors, we have substantial doubt about our ability to continue as a going concern.

JPG does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. Our independent auditors included an explanatory paragraph indicating that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended September 30, 2006.

We do not believe that we need funding to continue our operations at our current level because we do not have a capital-intensive business plan, and our fixed cost level is low. Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares to compensate employees/consultants and independent contractors wherever possible. If we are successful in using restricted shares to satisfy operating obligations, it will help our cash flow and possibly enable us to meet some or all of the obligations of being a public company without needing other sources of financing. We believe that operations are generating sufficient cash to continue operations at their current levels for the next 12 months from the date of this prospectus if engagement revenues continue unchanged, of which no assurances can be given.

JPG will pay all costs relating to its registration statement that was declared effective on May 11, 2007. Those costs are estimated at $60,000.  This amount will be paid as and when necessary and required or otherwise accrued on the books and records of JPG until we are able to pay the full amount due either from revenues or loans from our president. Such amounts will be recorded as expenses when the specific professional engagements are completed and billed.  Absent sufficient revenues to pay these amounts within three months of the date of this prospectus, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus that cannot be deferred or satisfied in other ways, including the issuance of restricted shares.  If and when loaned, the loan will be evidenced by a non-interest bearing unsecured corporate note to be treated as a loan until repaid, if and when JPG has the financial resources to do so.

During the six months ended March 31, 2007, our President made loans of $10,000 to us of which $5,000 remained outstanding at March 31, 2007.

We have become a public entity, subject to the reporting requirements of the Exchange Act of '34, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations. If we are not successful in using our status as a public company to use noncash means of settling obligations and compensate independent contractors (both through issuance of negotiated and agreed to number of restricted shares of our common stock), it is likely that we will be unable to undertake the steps necessary to expand our business.  If engagement revenue decreases at the same time that cash is required to meet our public company related expenses, we may have to cease operations absent receipt of some for of debt or equity financing.

Our president has agreed to defer compensation otherwise payable to him so as to permit us to remain viable and meet our expenses if sufficient revenues are not generated.  If compensation is deferred under this agreement, it will be accrued and paid in the future if and when sufficient resources exist to do so. No compensation has been deferred through March 31, 2007.

In October 2006, JPG sold 600,000 shares of its common stock to 39 people for $600.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and/ our business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders and their families may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of assistance to us.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that are derivative instruments.  It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements, including leases.

Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make decisions that impact the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Our significant accounting policies are described in Note 2 to the financial statements.

Seasonality

To date, we have not noted seasonality as a major impact on our business.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JPG Associates, Inc.

Registrant)

/s/ John P. Greeley

John P. Greeley

Title: President and Chief Financial Officer

May16, 2007