Form 10QSB/A
period 2007-03-31
JPG ASSOCIATES, INC.
filed 2007-05-17
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

JPG ASSOCIATES, INC.

JPG Associates, Inc.

Balance Sheet

March 31, 2007

(unaudited)

ASSETS

Current Assets:
Cash	$6,207
Accounts receivable	3,000
Total Current Assets	9,207

Computer Equipment	1,075

Total Assets	$10,282

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$9,554
Loan from officer	5,000
Total Current Liabilities	14,554

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; authorized: 74,000,000shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(14,272)
Stockholders’ Deficit	(4,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,282

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

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

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Six Months Ended March 31, 2007 and 2006

(unaudited)

		2007		2006

Revenue ( includes revenue from related parties of $-0- and 30,402, respectively)		$42,400		$30,402

Costs and Expenses:
Compensation		16,000		19,800
Subcontractor costs		2,600		-
Selling and administrative		22,246		1,110
Total		40,846		20,910

Net Income		$1,554		$9,492

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		10,000,000		9,400,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Cash Flows

 For the Six Months Ended March 31, 2007 and 2006

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

NOTE 3.

CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

During the six-month periods ended March 31, 2007 and 2006, the Company performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%

Sno Search/Snow & Sail Sports	-	-	$18,402	60.53
Universal PreK (Springfield, MA)	$28,100	66.27	-	-
RJ Greeley, Inc.	-	-	12,000	39.47
Snow Sports, Inc.	14,300	33.73	-	-
Total	$42,400	100.00	$30,402	100.00

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

Operations for the six-month periods ended March 31, 2007 and 2006

During the six-month periods ended March 31, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%

Sno Search/Snow & Sail Sports	$-	-	$18,402	60.53
Universal PreK (Springfield, MA)	28,100	66.27	-	-
RJ Greeley, Inc.	-	-	12,000	39.47
Snow Sports, Inc.	14,300	33.73	-	-
Total	$42,400	100.00	$30,402	100.00

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