Form 10QSB
period 2007-06-30
JPG ASSOCIATES, INC.
filed 2007-08-14
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of August 8, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

JPG ASSOCIATES, INC.

JPG Associates, Inc.

Balance Sheet

June 30, 2007

(unaudited)

ASSETS

Current Assets:
Cash	$5,939
Accounts receivable	12,000
Total Current Assets	17,939

Computer Equipment - net	985

Total Assets	$18,924

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$8,847
Loan from officer	13,000
Total Current Liabilities	21,847

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding	-
Common stock: $0.001 par value; authorized: 74,000,000shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(12,923)
Stockholders’ Deficit	(2,923)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,924

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Three Months Ended June 30, 2007 and 2006

(unaudited)

		2007		2006

Revenue ( includes revenue from related parties of $-0-and $3,340, respectively)		$12,000		$3,340

Costs and Expenses:
Compensation		-		2,450
Subcontractor costs		-		-
Selling and administrative		10,651		841
Total		10,651		3,291

Net Income (loss)		$1,349		$49

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		10,000,000		9,400,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Nine Months Ended June 30, 2007 and 2006

(unaudited)

		2007		2006

Revenue ( includes revenue from related parties of $-0- and 33,742, respectively)		$54,400		$33,742

Costs and Expenses:
Compensation		16,000		22,250
Subcontractor costs		2,600		-
Selling and administrative		32,897		1,951
Total		51,497		24,201

Net Income		$2,903		$9,541

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		$10,000,000		$9,400,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Cash Flows

 For the Nine Months Ended June 30, 2007 and 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,903	$9,541
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90
Change in net assets	(30,759)	(9,541)
Net Cash Provided (Used) by Operating Activities	(27,766)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	600	-
Loans from President	18,000	-
Repayment of loans to President	(5,000)	-
Total	13,600	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,075)	-

INCREASE (DECREASE) IN CASH	(15,241)	-

CASH AT BEGINNING OF PERIOD	21,180	-
CASH AT END OF PERIOD	$5,939	$-

See notes to financial statement

JPG ASSOCIATES, INC.

Notes to Unaudited Financial Statements

June 30, 2007

(Unaudited)

NOTE 1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended June 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on May 11, 2007.

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

No options have been issued or are outstanding under the Plan as of June 30, 2007.

NOTE 3

CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

During the nine-month periods ended June 30, 2007 and 2006, the Company performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	21,742	64.44
Universal PreK (Springfield, MA)	28,100	51.65	-	-
RJ Greeley, Inc.	-	-	12,000	35.56
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$33,742	100.00

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

The Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations. If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations

ITEM 2

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

Operations for the nine-month periods ended June 30, 2007 and 2006

During the nine-month periods ended June 30, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	21,742	64.44
Universal PreK (Springfield, MA)	28,100	51.65	-	-
RJ Greeley, Inc.	-	-	12,000	35.56
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$33,742	100.00

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

Our expenses consisted of:

	2007	2006
Compensation	$16,000	$22,250
Subcontractor costs	2,600	-
Selling and administrative	32,897	1,951
Total	$51,497	$24,201

All compensation costs were paid to our president. The subcontractor costs in 200 7 were incurred in connection with our work on the Universal PreK engagement. The largest portions of selling and administrative costs in 2007 were training costs and professional fees.

Liquidity

As of June 30, 2007, we had cash of $5,939. Given our limited staff and level of operations there are no specific trends that define or affect our business or liquidity. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We commenced operation in June 2005. However, we have not established a level of ongoing revenues sufficient to cover our operating costs to allow us to continue as a going concern. We have an accumulated deficit, a net stockholders’ deficit, a very limited amount of assets, and virtually no backlog of business. As a result of these factors, we have substantial doubt about our ability to continue as a going concern.

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

During the nine months ended June 30, 2007, our President made loans of $18,000 to us of which $13,000 remained outstanding at June 30, 2007.

 We have become a public entity, subject to the reporting requirements of the Exchange Act of '34, and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations. If we are not successful in using our status as a public company to use noncash means of settling obligations and compensate independent contractors (both through issuance of negotiated and agreed to number of restricted shares of our common stock), it is likely that we will be unable to undertake the steps necessary to expand our business.  If engagement revenue decreases at the same time that cash is required to meet our public company related expenses, we may have to cease operations absent receipt of some form of debt or equity financing.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007, 2006 and 2005, and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements, including leases.

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

(Registrant)

/s/ John P. Greeley

John P. Greeley

Title: President and Chief Financial Officer

August 14, 2007