Form 10KSB
period 2007-09-30
PACKITGREEN HOLDINGS CORP
filed 2008-04-22
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-139991

JPG Associates, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3420 Ocean Park Blvd., Suite 3000
Santa Monica, California, USA	90405
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 310-450-9100

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ☒ No

State Issuer’s revenues for its most recent year:   $54,400 as of September 30, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 31, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 595,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 595,000 shares held by non-affiliates, based upon the book value as of September 30, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐  No ☐  NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes ☒  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.

DESCRIPTION OF BUSINESS

JPG Associates, Inc. was incorporated under the laws of the State of Nevada on May 24, 2006 succeeding the unincorporated business conducted by our founder since June 2005.  We are a consulting firm. Our mission is to provide financial and strategic and operational management consulting to small companies and not-for-profit entities. Our principal function is to assist clients to establish operations in a manner that minimizes costs and ensures collections of revenues in a timely manner.

Our target market is small business and nonprofit organizations. We work with these clients to develop business plans and procedures. Our clients are small and have limited numbers of employees. Therefore, we also work in client offices to assist in performing required administrative and management procedures. Our approach is to focus on small and midsized companies that need structure and would benefit from our range of business contacts. We will:

•

work with client executives to develop risk management and business performance strategies. Among the services we intend to provide are strategic consulting with regard to the design and structure of the finance function, particularly restructuring in turnaround situations, acquisition and post-merger integration. This process, which leverages the experience of our president, will help clients to align their companies’ resources and capabilities with their business objectives. Our services will also address pricing and yield management, billing, credit risk and collection effectiveness, lending and debt recovery.

•

work with clients to solve human performance issues that are crucial to their operational success, including recruiting and motivating key employees and management. We will work to provide human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs.

In some instances, we will function as independent managers or co-managers as we assist the client to establish its own procedures.

Our president has more than 30 years of business experience in Western Massachusetts, including nearly 20 years with Bank of New England, West (from 1972 to 1991)where he held numerous offices, including Senior Vice President and Executive Officer. He performs substantially all necessary procedures on engagements. If he needs assistance, we engage independent contractors known to our president. To date, each engagement has lasted more than six months and been extended as more areas of need were identified by our client. Because our president performs substantially all work on engagements, we tend to perform one engagement at a time and have few engagements each year. We obtain engagements from contacts of our president.

During the fiscal years ended September 30, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	43,325	45.69
Universal PreK (Springfield, MA)	28,100	51.65	38,900	41.02
RJ Greeley, Inc.	-	-	12,000	12.65
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$94,225	99.36

Our president, John P. Greeley, was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother. Snow Sports is controlled by the same individual as controlled Snow & Sail Sports, Inc., but our president has no management or ownership affiliation.

Our work at Snow & Sail Sports involved assisting in organizing its day-to day operations. At Universal PreK and Eighteenth Century Furniture, we assisted in developing or summarizing an overall business plan. None of these engagements are automatically renewable, and we cannot predict the likelihood of receiving engagements from these clients in the future.

We anticipate that we will rely on one or a small number of engagements and clients for the indefinite future. There is no assurance that these clients will provide us with sufficient levels of revenue to generate profits or even to sustain operations.

Competition

Competition in our industry is intense and most of our competitors have greater financial and other resources than do we.  Competition will come from a wide variety of consulting and accounting firms, many of which have more employees, finances and other resources and greater name recognition that do we.  We intend to compete based on the reputation and contacts of our president and the creative and practical approach to services that we offer. Our founder has more than 20 years of experience in providing a variety of consulting services to corporations.

We have no exclusive rights to any technology or procedures.

No assurances can be given that our competitive strategy will be successful.

Employees

At January 31, 2008, we had one employee, John P. Greeley, who devotes fulltime to us. He does not have a contract or employment agreement. We occasionally use independent contractors to assist us. If we obtain additional engagements, we would use independent contractors for the foreseeable future to assist us.

Recent Development

On February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company has agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the PackItGreen Shareholders.

On the Closing Date, JPG’s shareholders owning an aggregate of 9,790,000 of the then outstanding 10,000,000 shares returned such shares to JPG for cancellation in consideration of PackItGreen agreeing to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date.

In order to complete this recapitalization and purchase, the Parties agreed that (i) on the Closing Date, JPG shall cause its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG shall cause its shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person mutually acceptable to the parties at an account at ACAP Financial or such other brokerage firm as may be designated by the Parties (the “Escrow Shares”), with such account to be managed by a mutually agreed upon, un-affiliated third party, with the understanding that all or any remaining portion of the Escrow Shares not required to satisfy the Purchase price are to be immediately cancelled upon satisfaction of payment in full of the Purchase Price.

For a period of 90 days from the Closing Date, PackItGreen shall have an opportunity to deliver to the shareholders of JPG an aggregate of $550,000 as consideration for such shareholders agreeing to return the 9,790,000 JPG shares to JPG for cancellation. Should PackItGreen not make full payment of the Purchase Price to the JPG shareholders within ninety days from the Closing Date, the Escrow Shares may be sold and the proceeds of up to the Purchase Price shall be delivered to the holders of such shares as the funds are received, with any remaining shares not having been required to be sold to satisfy the Purchase Price being immediately cancelled.

Following the Closing, the JPG shareholders shall return an additional 10,000 shares to JPG for cancellation in consideration of the Purchase Price. In connection with the Agreement, the Company anticipates to change its name to PackItGreen Holdings Corp.

In connection with the acquisition of PackItGreen, the Company will change its name to PackItGreen Holdings Corp.

Item 2.

DESCRIPTION OF PROPERTY

We operated out of space located at 846 Glendale Road, Wilbraham, MA 01095, which served as our principal address and is provided to us by our president. The space is located in a home that also serves as our president’s principal residence.  There is no written lease. No rent has been charged because no portion of the facility is specifically dedicated to us and no incremental costs are incurred because of us.

Following the transaction described above, we relocated our principal office at PackItGreen Holdings, Inc. Corporate Headquarters, 3420 Ocean Park Blvd., Suite 3000, Santa Monica, California, USA 90405. Our telephone number at that office is 310-450-9100. Our current office space consists of approximately 1,700 square feet. The lease runs until 2011 at a cost of $8,000 per month. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in May 2007. There is no established current market for the shares of our common stock.  Our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on January 31, 2008, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock. We may seek to have a broker/dealer file an application with FINRA on our behalf to list and quote the shares of our common stock on the OTCBB maintained by FINRA.   There can be no assurance as to whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock, if one ever develops, is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,700,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 74,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 64,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other filings that we have made with the Securities and Exchange Commission.

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Recent Development

On February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company has agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the PackItGreen Shareholders.

On the Closing Date, JPG’s shareholders owning an aggregate of 9,790,000 of the then outstanding 10,000,000 shares returned such shares to JPG for cancellation in consideration of PackItGreen agreeing to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date.

In order to complete this recapitalization and purchase, the Parties agreed that (i) on the Closing Date, JPG shall cause its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG shall cause its shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person mutually acceptable to the parties at an account at ACAP Financial or such other brokerage firm as may be designated by the Parties (the “Escrow Shares”), with such account to be managed by a mutually agreed upon, un-affiliated third party, with the understanding that all or any remaining portion of the Escrow Shares not required to satisfy the Purchase price are to be immediately cancelled upon satisfaction of payment in full of the Purchase Price.

For a period of 90 days from the Closing Date, PackItGreen shall have an opportunity to deliver to the shareholders of JPG an aggregate of $550,000 as consideration for such shareholders agreeing to return the 9,790,000 JPG shares to JPG for cancellation. Should PackItGreen not make full payment of the Purchase Price to the JPG shareholders within ninety days from the Closing Date, the Escrow Shares may be sold and the proceeds of up to the Purchase Price shall be delivered to the holders of such shares as the funds are received, with any remaining shares not having been required to be sold to satisfy the Purchase Price being immediately cancelled.

Following the Closing, the JPG shareholders shall return an additional 10,000 shares to JPG for cancellation in consideration of the Purchase Price. In connection with the Agreement, the Company anticipates to change its name to PackItGreen Holdings Corp.

In connection with the acquisition of PackItGreen, the Company will change its name to PackItGreen Holdings Corp.

The remainder of this section describes our historical business operations and does not give any impact to this subsequent event.

Operations

During the years ended September 30, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	43,325	45.69
Universal PreK (Springfield, MA)	28,100	51.65	38,900	41.02
RJ Greeley, Inc.	-	-	12,000	12.65
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$94,225	99.36

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

Our expenses consisted of:

	2007	2006
Compensation	$16,000	$75,936
Subcontractor costs/professionals	21,788	15,223
Selling and administrative	30,866	19,492
Total	$68,654	$110,651

All compensation costs were paid to our president. The subcontractor costs in 2007 were incurred in connection with our work on the Universal PreK engagement. The largest portions of selling and administrative costs in 2007 were training costs.

Liquidity

As of September 30, 2007, we had cash of $2,338. Given our limited staff and level of operations there are no specific trends that define or affect our business or liquidity. Our financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We commenced operation in June 2005. However, we have not established a level of ongoing revenues sufficient to cover our operating costs to allow us to continue as a going concern. We have an accumulated deficit, a net stockholders’ deficit, a very limited amount of assets, and virtually no backlog of business. As a result of these factors, we have substantial doubt about our ability to continue as a going concern.

JPG does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. Our independent auditors included an explanatory paragraph indicating that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended September 30, 2007.

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

During the year ended September 30, 2007, our President and a director made aggregate loans of $25,000 to us of which $15,000 remained outstanding at September 30, 2007.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

New Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for JPG’s financial statements issued in 2008; however, earlier application is encouraged. JPG is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of JPG does not believe that any of those pronouncements would have significantly affected JPG’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on JPG’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

All historic operations of JPG have been discontinued subsequent to September 30, 2007.

Risk Factors

Risks related to our business

JPG has too limited of an operating history to permit investors to make reasonable evaluations based on past history and performance.

JPG commenced operations in June 2005. Substantially all of our revenue has been derived from a very limited number of projects, some of which involved a related party. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.

JPG cannot be certain that our business strategy will be successful or that we will ever be able to maintain or significantly increase revenue generating activities. Furthermore, JPG believes that it is possible that we may continue to incur operating losses and negative cash flow in the future.

JPG has limited financial resources and our auditors’ report on our financial statements indicates that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent financial resources we will be unable to undertake programs designed to expand our business.

JPG has limited financial resources and has not established a source of equity or debt financing. In addition, JPG has not established a source of ongoing revenue and has a limited backlog of revenue-producing engagements. Our auditors indicated that there is significant uncertainty about our ability to continue as a going concern in their report on our financial statements for the fiscal year ended September 30, 2007 which may make it more difficult for us to raise capital. We will require additional revenue or funding to provide cash of $50,000 to $100,000 to enable our president the opportunity and time to seek additional engagements and engage independent subcontractors to assist in performing the work to be performed in order for us to grow.

If we are unable to generate revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail or terminate our operations.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. On occasion our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but un-issued (64,000,000) shares of common stock. In addition, if a trading market develops for our common stock (of which there can be no assurance), we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of JPG.

JPG is and will continue to be completely dependent on the services of our founder and president, John P. Greeley, the loss of whose services would likely cause our business operations to cease.

JPG’s business strategy is completely dependent upon the knowledge, reputation and business contacts of John P. Greeley, our president. If we were to lose the services of Mr. Greeley, it is unlikely that we would be able to continue conducting our business plan even if some financing is obtained.

Our chief executive officer and sole employee, John P. Greeley, is entirely responsible for the execution of our business. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired qualified additional personnel, our operations are likely to fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who has the knowledge and local business contacts to develop our business along the lines described in this prospectus. We will fail without Mr. Greeley or an appropriate replacement(s). We intend to acquire “key–man” life insurance on the life of Mr. Greeley naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Greeley remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.

We will need additional, qualified personnel in order to expand our business. Without additional personnel, we will not be able to expand our business.

Expanding our business entails increasing the number of clients served and projects performed. To increase these numbers, we will need to have sufficient resources to enable our president to have the time necessary to identify and solicit the business. We will also have to engage independent contractors to assist in completing the engagements. There are no assurances that we will ever obtain sufficient levels of cash to provide our president with the resources necessary to identify and solicit significantly greater number of engagements. Even if we obtained new engagements, no assurances can be given that we will be successful in engaging qualified independent contractors to permit us to perform the required work effectively and complete the engagement in a timely manner.

We may face damage to our professional reputation or legal liability if our future clients are not satisfied with our services.

As a consulting service firm, we depend and will continue to depend to a large extent on referrals and new engagements from our clients and will attempt to establish a reputation for high–caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services, such lack of satisfaction may be more damaging to our business than it may be to other businesses. Moreover, if we fail to meet our obligations, we could be subject to legal liability or loss of client relationships. Our engagements will typically include provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases. Accordingly, no assurances can be given that we will retain clients in the foreseeable future.

Our future engagements with clients may not be profitable.

When making proposals for engagements, we plan to estimate the costs and timing for completing the engagements with such estimates intended to reflect our best judgment.  Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these engagements less profitable or unprofitable, which would have an adverse effect on our profit margin.

In addition, as consultants, a client will typically retain us on an engagement–by–engagement basis, rather than under long–term contracts, and a substantial majority of our contracts and engagements may be terminated by the client with short notice and generally without significant penalty. Furthermore, because large client engagements may involve multiple engagements or stages, there is a risk that a client may choose not to retain us for additional stages of an engagement or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

Substantially all of our revenue was derived from a limited number of engagements, none of which are or were performed under written or other noncancelable agreements.

Substantially all of our revenue has been derived from a limited number of engagements, much of which is associated with related parties. During the years ended September 30, 2007 and 2006, we performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	43,325	45.69
Universal PreK (Springfield, MA)	28,100	51.65	38,900	41.02
RJ Greeley, Inc.	-	-	12,000	12.65
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$94,225	99.36

Our president, John P. Greeley, was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother. Snow Sports is controlled by the same individual as controlled Snow & Sail Sports, Inc., but our president has no management or ownership affiliation.

Our engagements have not been covered by written or other noncancelable agreements and all could be terminated by the client at any time. In addition, there are no agreements for extensions or to receive additional engagements from any of these clients. If engagements are terminated by clients or if we do not receive additional engagements from these clients, there can be no assurances that we will receive comparable engagements from any other clients. If we do not receive comparable clients, we may be unable to continue in business.

Our revenues and operating results fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

We perform a limited number of engagements. Therefore, we may complete no engagements or very small engagements in a particular quarter. In those quarters we will report little, if any, revenues and significant operating losses. Investors may feel uncomfortable with this trend which will reduce the price and liquidity of our shares, if a trading market ever develops, of which here can be no assurances.

The ability of our president to control our business limits minority shareholders’ ability to influence corporate affairs.

Our president currently beneficially owns 94% of our outstanding common stock. Because of his beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and all other business decisions. The minority shareholders would have no way of overriding decisions made by our president. The level of control may also cause the market value of our shares to be lower than it may be without a high level of control.

Mr. Greeley, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Mr. Greeley, our president who holds five executive positions with us, including chief financial officer and principal accounting officer, has no meaningful accounting or financial reporting education or experience. He is heavily dependent on advisors and consultants to ensure accurate financial reporting and effective internal controls. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We have only two directors which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel must review and assist in the preparation of such reports.  The costs charged by these  professionals  for those services  cannot be accurately predicted at this time because factors such as the number and type of  transactions  that we engage in and the complexity of our reports  cannot be  determined  at this time and will have a major affect on the  amount of time to be spent by our  auditors  and  attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending September 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.   We will also consider attempting to settle vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of us because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any trading market for our common stock, and there is currently (and never has been) no public market whatsoever for our securities.  We may seek a market maker to file an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTC Bulletin Board ("OTCBB") maintained by FINRA commencing upon effectiveness of our Registration Statement of which this prospectus is a part.  There can be no assurances that such market maker’s application will be accepted by FINRA or, if accepted, the time period that will be required for the application process or the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. We are not permitted to file such application on our own behalf. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

There can be no assurances as to whether:

▪

any market for our shares will develop;

▪

the prices at which our common stock will trade; or

▪

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

▪

the basis on which the broker or dealer made the suitability determination, and

▪

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

▪

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Item 8B.

OTHER INFORMATION

None

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Offices Held

Stan Harper	69	President, Chairman of the board
Richard Jackson	64	Secretary, Treasurer, and Director

Resigned Directors

John P. Greeley has been our president since inception. Since 1990 he has been an independent consultant emphasizing merger and acquisition strategies and analysis and financial and organizational executive management responsibilities. Prior to that, Mr. Greeley spent 20 years in various executive positions with commercial banks including serving in various officer positions with Bank of New England from 1972 to 1991. Mr. Greeley was a director of Snow & Sail Sports, Inc. in 2005 through August 2006.  He is a graduate of Georgetown University.

Matthew P. Greeley became a director in September 2006. He is a regional sales manager for W.B. Mason Company and is the son of John P. Greeley. Matthew P. Greeley is a graduate of Saint Anselm College with a major in Financial Economics.

Newly Appointed Directors and Executive Officers

Stan Harper, Chairman of the Board of Directors, Chief Executive Officer

Mr. Harper has served as President of PackItGreen Holdings, Inc. since August 2007. Mr. Harper is also currently President & CEO of Park Staffing Services, having founded its predecessor firm, tempSERV in 1979.  He is also President of Computer Contact Services, a marketing, public relations and advertising firm with an emphasis on political and non-profit fund raising and camGFAMgning: direct mail design, distribution and banking; computer analysis; management and camGFAMgn reporting compliance.

In 1983, Mr. Harper was Director of Communications of the Summit of Industrialized Nations, hosted by President Ronald Reagan.  He was responsible for development, coordination and direction of the Communications Division of this White House-sponsored International Economic Summit Conference in Williamsburg, Virginia.  He planned and coordinated the installation and operation of communication and information systems in multiple languages.  Mr. Harper was also the liaison to members of the Foreign Delegations assisting in the establishment of the total communications facilities.

Mr. Harper was previously the Special Assistant to Governor Ronald Reagan.

Richard Jackson, Director & Chief Financial Officer

Richard Jackson has served as Secretary and Treasurer of PackItGreen Holdings, Inc. since August 2007. Mr. Jackson has thirty-eight years of experience in public accounting, including extensive experience in representing clients in tax matter negotiations with the Internal Revenue Service and State Tax Commission.  Since November 2004, Mr. Jackson has been a partner of Jackson Coles, PLLC.  From January 2002 until November 2004, Mr. Jackson was a partner of Stanton, Jackson & Company.  From January 1996 until December 2001, Mr. Jackson was a partner of Presnell Gage. Since 1976, he has taught accounting and other courses for the American Institute of Banking and Idaho Bankers Association.  In addition, he authored a course for the American Institute of Certified Public Accountants.  Mr. Jackson graduated from the University of Idaho, holding a Bachelor of Science Degree in Business with an accounting major and is currently a CPA.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have only two officers and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on September 30, 2008.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

Executive Compensation

The following table shows for the fiscal years ended September 30, 2007 and 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
	Year			Other	Restricted	Securities
Name and	Ended			Annual	Stock	Underlying	LTIP	All Other
Principal	Sept..	Salary	Bonus	Compensation	Award(s)	Options/	Payouts	Compensation
Position	30	($)	($)	($)	($)	SARs (#)	($)	($)

John F. Greeley	2007 2006	$16,000 $75,936	- -	- -	- -	- -	- -	- -
President

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of January 31, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner [1]	Number of Shares Beneficially Owned [2]	Percent of Class
John P. Greeley	9,405,000	94.1
Matthew P. Greeley	40,000	0.4

Officers and Directors as a group ( 2 members)	9,445,000	94.5%

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

________________________

1

The address for each person is 846 Glendale Road, Wilbraham, MA 01095.

2

Unless otherwise indicated, JPG believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. The number of shares held by John P. Greeley includes 5,000 shares held by his wife, Bertha P. Greeley.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

▪

listed on a national securities exchange,

▪

included in the national market system by the National Association of Securities Dealers, or

▪

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights . Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

▪

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently operate out of office space located at 846 Glendale Road, Wilbraham, MA 01095 provided by our president. The space is located in a private residence that also serves as our president’s home.  There is no written lease. No rent has been charged because no portion of the facility is specifically dedicated to us and no incremental costs are incurred because of us.

During the years ended September 30, 2007 and 2006, we performed engagements for the following related clients:

	2007		2006
Customer	Revenue	% of Total	Revenue	% of Total

Sno Search/Snow & Sail Sports	-	-	$43,325	45.69
RJ Greeley, Inc.	-	-	12,000	12.65

Our president, John P. Greeley was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother. We did not perform any related party engagements for the three months ended December 31, 2006

JPG has entered into written agreements regarding: (i) its president deferring compensation if necessary, and (ii) its president lending funds to it if necessary. As of September 30, 2007, we owed our President $8,000. We also owed our director, Matthew Greeley, $7,000.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended September 30, 2007 and 2006 were $15,615 and $-0-, respectively.

Audit-Related Fees

During the years ended September 30, 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the years ended September 30, 2007 and 2006, our principal accountant did not render tax services.

All Other Fees

During the years ended September 30, 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ John P. Greeley

John P. Greeley

Title: President and

Chief Financial Officer

Date:

April 22, 2008

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

JPG Associates, Inc.

We have audited the accompanying balance sheet of JPG Associates, Inc. as of September 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JPG Associates, Inc., as of September 30, 2007 and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not established revenues sufficient to cover operating costs and allow it to continue as a going concern. These issues raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds LLC

April 10, 2008

Salt Lake City, Utah

JPG Associates, Inc.

Balance Sheet

September 30, 2007

ASSETS

Current Assets:
Cash	$2,338
Accounts receivable	12,000
Total Current Assets	14,338

Computer Equipment – net of accumulated depreciation of $180	895

Total Assets	$15,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$20,313
Loans from officer and director	15,000
Total Current Liabilities	35,313

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding
Common stock: $0.001 par value; authorized: 74,000,000 shares; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(30,080)
Stockholders’ Deficit	(20,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,233

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Years Ended September 30 2007 and 2006

		2007		2006

Revenue (including revenue from related parties of $55,325 in 2006)		$54,400		$94,825

Costs and Expenses:
Compensation		16,000		75,936
Subcontractor costs		2,600		-
Selling and administrative (including $10,000 paid to a related party in 2006)		50,054		34,715
		68,654		110,651

Net (Loss)		$(14,254)		$(15,826)

Basic and diluted loss per share	$	*	$	*
Weighted average number of common shares outstanding		9,975,342		9,400,000

*Less than $(.01) per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statement of Stockholders’ Deficit

For the Years Ended September 30, 2007 and 2006

	Shares	Amount	Accumulated deficit	Total

Balance, October 1, 2005	9,400,000	$9,400	$-	$9,400

Net loss – 2006	-	-	(15,826)	(15,826)

Balance, September 30, 2006	9,400,000	9,400	(15,826)	(6,426)

Sale of shares	600,000	600	-	600

Net loss – 2007	-	-	(14,254)	(14,254)

Balance, September 30, 2007	10,000,000	$10,000	$(30,080)	$(20,080)

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Cash Flows

For the Years Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(14,254)	$(15,826)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	180	-
Change in accounts receivable	(5,900)	(6,100)
Change in accrued expenses	1,607	18,706
Change in unearned income	(15,000)	15,000
Net Cash Provided by Operating Activities	(33,367)	11,780

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,075)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from officers and directors	25,000	-
Repayment of loans from officers and directors	(10,000)	-
Sale of common stock	600	9,400
	15,600	9,400

INCREASE (DECREASE) IN CASH	(18,842)	21,180

CASH AT BEGINNING OF YEAR	21,180	-
CASH AT END OF YEAR	$2,338	$21,180

Supplementary information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See notes to financial statements.

JPG Associates, Inc.

Notes to the Financial Statements

September 30, 2007

NOTE 1 -

ORGANIZATION

JPG Associates, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 24, 2006 succeeding the unincorporated business conducted by its founder since June 2005.  The Company is a consulting firm. Its mission is to provide financial and strategic and operational management consulting to small companies and not-for-profit entities in the Massachusetts area.

All share and per share amounts in the financial statements and notes assume that the capital structure assumed when the Company became a Nevada corporation was in place as of the first date of the first period presented.

As part of its plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on September 30.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Revenue Recognition

The Company recognizes revenue on engagements when work has been performed and the project or procedures covered by a billing completed satisfactorily. The Company will not undertake contingency contracts wherein income is linked to the completion of activities performed or completed by others.

e.  Impact of New Accounting and Reporting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending September 30, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and for the year ending September 30, 2009 that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material. SAB No. 108 is effective in any report for an interim period of the first fiscal year ending after November 15, 2006 with early application of the guidance is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement ("SFAS No. 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

f.  Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.

g. Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  The allowance for bad debt is based on estimated losses, of which there are none at September 30, 2007.

h. Equipment

Equipment, which consists of a computer, is stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over an estimated useful life of three years. Depreciation expense for the years ended September 30, 2007 and 2006 was $180 and $-0-, respectively.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of September 30, 2007, no impairment has incurred.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company commenced operation in June 2005. However, it has not established a level of ongoing revenues sufficient to cover its operating costs to allow it to continue as a going concern. It has negative net worth, a stockholders’ deficit and a limited backlog of business. As a result of these factors, the Company has substantial doubt about its ability to continue as a going concern.  These factors may have potential adverse affects on the Company.

The Company will actively seek new engagements and engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and perform services that do not require cash outlays as a means of financing its operations.  Also, as part of its plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

If the Company is unsuccessful in these efforts and cannot obtain new engagements or a source of funding, it may substantially curtail or terminate its operations.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company was incorporated in May 2006 under the laws of the State of Nevada at which time it issued 9,400,000 shares of common stock. In October 2006, the Company sold 600,000 shares of its common stock to 39 shareholders for $600 in cash.

Preferred Stock

The board of directors may determine, without further vote or action by stockholders:

•

the number of shares and the designation of the series;

•

whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

•

whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

•

whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

•

whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

•

the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

The Company has no shares of preferred stock issued or outstanding.

Stock Option Agreement

Pursuant to the October 17, 2006 board of directors’ approval and subsequent stockholder approval, the Company adopted its 2006 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of common stock.  Non-Statutory Stock Options do not meet certain requirements of the Internal Revenue Service, as compared to Incentive Stock Options which meet the requirements of Section 422 of the Internal Revenue Code. Nonqualified options have two disadvantages compared to incentive stock options. One is that recipients have to report taxable income at the time that they exercise the option to buy stock, and the other is that the income is treated as compensation, which is taxed at higher rates than long-term capital gains. The Company intends to file a Registration Statement on Form S-8 so as to register those 1,500,000 shares of common stock underlying the options in the Plan.

No options are outstanding under the Plan.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At September 30, 2007, the Company has a net operating loss carryforward for Federal income tax purposes of $30,080 that expires through 2027. The full amount of the benefit of $4,512 (15% of the cumulative net operating loss) associated with the carryforward has been reserved and not recognized because realization of that benefit is less likely than not.

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2007	2006
Expected Provision (Based on Statutory rates)	$(2,138)	$(2,374)
Effect of:
Increase / (Decrease) in valuation allowance	2,138	2,374
Total Actual Provision	$-	$-

NOTE 6 – CONCENTRATIONS AND RELATED PARTY TRANSACTIONS

During the years ended September 30, 2007 and 2006, the Company performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%
Eighteenth Century Furniture	$12,000	22.06	$-	-
Sno Search/Snow & Sail Sports	-	-	43,325	45.69
Universal PreK (Springfield, MA)	28,100	51.65	38,900	41.02
RJ Greeley, Inc.	-	-	12,000	12.65
Snow Sports, Inc.	14,300	26.29	-	-
Total	$54,400	100.00	$94,225	99.36

Our president, John P. Greeley was a director for Snow & Sail Sports, Inc. through August 2006. The principal owner of RJ Greeley, Inc. is John P. Greeley’s brother.  During the fiscal year ended September 30, 2006, a $10,000 payment was made to RJ Greeley, Inc. for services that were rendered on behalf of the Company on a project that was unrelated to the revenues indicated above.  No amounts were due to or from these parties as of September 30, 2007 and 2006.  Such services consisted of RH Greeley assisting us in evaluating a potential real estate development project that we had the possibility of entering into.  He did a feasibility study, including a preliminary land survey and wetland exploration and intermittent stream designations.  He then provided a preliminary budget for road development, lot layout, some marketing ideas as well as general project management direction.  The Company decided to pursue a different direction after evaluating all of the information.

As of September 30, 2007 all revenues were derived from services performed for three customers.  The loss of or inability to continue its service relationship with any of these customers may have a significant impact on revenues.  Our market is essentially restricted to personal contacts of the Company’s President, John P. Greeley.  This limitation may have a negative impact on operations.  If Mr. Greeley were to leave or become unable to perform his services to the Company, operations may be negatively impacted or terminated.  The Accounts Receivable ($12,000) on the accompanying balance sheet relate to one customer, Eighteenth Century Furniture.  Should this customer become unable to pay its outstanding balance, we could experience a significant negative impact on our ability to benefit from the accounts receivable.

NOTE 7 – COMMITMENTS

In October 2006, the Company entered into an agreement with its President, John P. Greeley to defer any amount of Mr. Greeley’s compensation necessary for continued Company viability.  In addition, it has been agreed that Mr. Greeley shall provide in the form of a noninterest-bearing unsecured note, any additional amounts considered necessary for continued Company viability.

At September 30, 2007, the loans to officer and director were due to John P. Greeley ($8,000) and Matthew Greeley ($7,000). The loans have no specified maturity dates. The loan due to John P. Greeley bears interest at the rate of 10% per annum. The loan due to Matthew Greeley bears interest at the rate of 18% per annum.

NOTE 8 – SUBSEQUENT EVENT

On February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company has agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the PackItGreen Shareholders.

On the Closing Date, JPG’s shareholders owning an aggregate of 9,790,000 of the then outstanding 10,000,000 shares returned such shares to JPG for cancellation in consideration of PackItGreen agreeing to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date.

In order to complete this recapitalization and purchase, the Parties agreed that (i) on the Closing Date, JPG shall cause its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG shall cause its shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person mutually acceptable to the parties at an account at ACAP Financial or such other brokerage firm as may be designated by the Parties (the “Escrow Shares”), with such account to be managed by a mutually agreed upon, un-affiliated third party, with the understanding that all or any remaining portion of the Escrow Shares not required to satisfy the Purchase price are to be immediately cancelled upon satisfaction of payment in full of the Purchase Price.

For a period of 90 days from the Closing Date, PackItGreen shall have an opportunity to deliver to the shareholders of JPG an aggregate of $550,000 as consideration for such shareholders agreeing to return the 9,790,000 JPG shares to JPG for cancellation. Should PackItGreen not make full payment of the Purchase Price to the JPG shareholders within ninety days from the Closing Date, the Escrow Shares may be sold and the proceeds of up to the Purchase Price shall be delivered to the holders of such shares as the funds are received, with any remaining shares not having been required to be sold to satisfy the Purchase Price being immediately cancelled.

Following the Closing, the JPG shareholders shall return an additional 10,000 shares to JPG for cancellation in consideration of the Purchase Price. In connection with the Agreement, the Company anticipates to change its name to PackItGreen Holdings Corp.

In connection with the acquisition of PackItGreen, the Company will change its name to PackItGreen Holdings Corp.