Form 10QSB
period 2007-12-31
PACKITGREEN HOLDINGS CORP
filed 2008-05-29
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 139991

JPG Associates, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Jonathan So JPG Associates, Inc. 3420 Ocean Park Blvd., Suite 3000 Santa Monica, California, USA 90405 (Address of principal executive offices)

310-450-9100
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of March 28, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

JPG ASSOCIATES, INC.

JPG Associates, Inc.

Balance Sheets

December 31, 2007 and September 30, 2007

(unaudited)

ASSETS	12/31/07	9/30/07
	(Unaudited)
Current Assets:
Cash	$4,932	$2,338
Accounts receivable	12,000	12,000
Total Current Assets	16,932	14,338

Computer Equipment – net	805	895

Total Assets	$$17,737	$15,233

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accrued expenses	$20,998	$20,313
Loans from officer and related parties	24,500	15,000
Total Current Liabilities	45,498	35,313

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding
Common stock: $0.001 par value; authorized: 74,000,000 shares; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(37,761)	(30,080)
Stockholders’ Deficit	(27,761)	(20,080)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,737	$15,233

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Operations

For the Three Months Ended December 31, 2007 and 2006

(unaudited)

		2007		2006

Revenue		$-		$29,400

Costs and Expenses:
Compensation		-		13,500
Subcontractor costs		-		2,600
Selling and administrative		7,681		10,373
Total		7,681		26,473

Net Income (loss)		$(7,681)		$2,927

Basic and diluted income (loss) per share	$	*	$	*
Weighted average number of common shares outstanding		10,000,000		10,000,000

*Less than $.01 per share.

See Notes to Financial Statements.

JPG Associates, Inc.

Statements of Cash Flows

 For the Three Months Ended December 31, 2007 and 2006

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(7,681)	$2,927
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	90	-
Change in net assets	685	(19,579)
Net Cash Used by Operating Activities	(6,906)	(16,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	600
Loans from President and related parties	9,500	-
	9,500	600
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

INCREASE (DECREASE) IN CASH	2,594	(16,052)

CASH AT BEGINNING OF PERIOD	2,338	21,180
CASH AT END OF PERIOD	$4,932	$5,128

See notes to financial statement

JPG ASSOCIATES, INC.

Notes to Unaudited Financial Statements

December 31, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The accompanying interim financial statements for the three-month periods ended December 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB for the Year Ended September 30, 2007.

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

2.

SUBSEQUENT EVENT

On February 19, 2008 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.0001 par value (the “Common Stock”) to the PackItGreen Shareholders. Thereafter, the Company changed its name to PackItGreen Holdings Corp.

As a condition to the transaction, JPG’s shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares agreed to return such shares to JPG for cancellation. Further, PackItGreen agreed to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date.

In order to complete this recapitalization and purchase, on the Closing Date, JPG caused its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG caused one of its principal shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person or firm mutually acceptable to the parties at an account at a brokerage firm as is mutually designated by the Parties (the “Escrow Shares”), with the understanding that should the Purchase Price not be paid in a timely manner, then and in such event, the Escrow Shares may be sold and the proceeds from the sale of the Escrow Shares would be applied towards satisfaction of the Purchase Price.

Subsequent to the Closing Date, in May 2008, the parties entered into Amendment No. 1 to the Share Exchange Agreement (the “Amendment”), pursuant to which the parties have now agreed to remove the requirement for the $550,000 cash payment and in lieu thereof the parties have agreed that all proceeds from the sale of such 2,000,000 shares sold to satisfy the Purchase Price, which shall not be less than $550,000, shall be retained by the JPG pre-closing shareholders, with any remaining shares not sold to satisfy the Purchase Price being retained by the JPG pre-closing shareholder.

In connection with the acquisition of PackItGreen, the Company will change its name to PackItGreen Holdings Corp.

3.

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

No options have been issued or are outstanding under the Plan.

4.

CONCENTRATIONS

During the three-month periods ended December 31, 2007 and 2006, the Company performed engagements for the following clients:

	2007		2006
Customer	Revenue	%	Revenue	%

Universal PreK (Springfield, MA)	-	-	$ 25,100	85.37
Snow Sports, Inc.	-	-	4,300	14.63
Total	-	-	$ 29,400	100.00

All accounts receivable ($12,000 at December 31, 2007 and September 30, 2007) were due from a single unrelated customer. Work on that engagement has been suspended because of a family matter affecting the client. The Company does not know when that engagement will restart.

5.

RELATED PARTY LOANS

All notes payable ($24,500 at December 31, 2007 and $15,000 at September 30, 2007) are due to the Company’s President or parties related to the Company’s President.

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

Subsequent Event

The Company entered into an agreement in February 2008 which changed its management and business.

On February 19, 2008 (the “Closing Date”), the Company entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.0001 par value (the “Common Stock”) to the PackItGreen Shareholders. Thereafter, the Company changed its name to PackItGreen Holdings Corp.

As a condition to the transaction, JPG’s shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares agreed to return such shares to JPG for cancellation. Further, PackItGreen agreed to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date.

In order to complete this recapitalization and purchase, on the Closing Date, JPG caused its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG caused one of its principal shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person or firm mutually acceptable to the parties at an account at a brokerage firm as is mutually designated by the Parties (the “Escrow Shares”), with the understanding that should the Purchase Price not be paid in a timely manner, then and in such event, the Escrow Shares may be sold and the proceeds from the sale of the Escrow Shares would be applied towards satisfaction of the Purchase Price.

Subsequent to the Closing Date, in May 2008, the parties entered into Amendment No. 1 to the Share Exchange Agreement (the “Amendment”), pursuant to which the parties have now agreed to remove the requirement for the $550,000 cash payment and in lieu thereof the parties have agreed that all proceeds from the sale of such 2,000,000 shares sold to satisfy the Purchase Price, which shall not be less than $550,000, shall be retained by the JPG pre-closing shareholders, with any remaining shares not sold to satisfy the Purchase Price being retained by the JPG pre-closing shareholder.

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

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed (beginning with the year ended September 30, 2009)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. We do not anticipate that the adoption of this statement will have any effect on our financial condition and results of operations since we do not have any defined benefit or other postretirement plans.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2006 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during the years ended December 31, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on our financial statements at the time they become effective.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements, including leases.

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

Seasonality

As a result of the subsequent event described above, our historical business operations will change.

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

JPG Associates, Inc.
(Registrant)

/s/ Jonathan So
Jonathan So
Title: Principal Executive Officer
Principal Financial Officer

May 29, 2008