Form 10-Q
period 2008-03-31
PACKITGREEN HOLDINGS CORP
filed 2008-06-05
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-139991

PACKITGREEN HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3420 Ocean Park Blvd., Suite 3000, Santa Monica, CA	90405
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (310) 450-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 1, 2008, there were 30,071,000 outstanding shares of the Registrant's Common Stock, $.0001 par value.

PACKITGREEN HOLDINGS CORP.

MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEET

March 31, 2008 and December 31, 2007

ASSETS	Mar 31, 2008	Dec 31, 2007

CURRENT ASSETS

Cash	$330,224	$290
Total Current Assets	330,224	290

OTHER ASSETS

Option deposit	15,000	15,000

TOTAL ASSETS	$345,224	$15,290

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES

Accrued payables-Related Parties	$86,258	$70,000
Accrued payables	1,708	1,708
Total Current Liabilities	87,966	79,708

LONG - TERM LIABILITIES	0	0

STOCKHOLDER’S DEFICIT

Stock - 300,000,000 shares authorized, 30,071,000 shares issued and outstanding	30,071	30,071
Additional paid-in capital	20,529	20,529
Stock subscriptions (220,000 shares)	330,000	-
Loss accumulated during the development stage	(123,342)	(115,018)
Total equity	257,258	(64,418)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$345,224	$15,290

The accompanying notes are an integral part of these financial statements.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

STATEMENT OF OPERATIONS

For Three Months Ended March 31, 2008, July 30, 2007 (date of inception) to December 31, 2007

And July 30, 2007 (date of inception) to March 31, 2008

	Mar 31, 2008	Dec 31, 2007	Mar 31, 2008

INCOME	$0	$0	$0

OPERATING EXPENSES

Administrative	8,324	115,018	123,342
Total operating expenses	8,324	115,018	123,342

NET PROFIT (LOSS)	$(8,324)	$(115,018)	$(123,342)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	30,071	30,071	30,071

The accompanying notes are an integral part of these financial statements.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

STATEMENT OF CASH FLOWS

For Three Months Ended March 31, 2008, July 30, 2007 (date of inception) to December 31, 2007

And July 30, 2007 (date of inception) to March 31, 2008

CASH FLOWS FROM	Mar 31, 2008	Dec 31, 2007	Mar 31, 2008
OPERATING ACTIVITIES

Net loss	$(8,324)	$(115,018)	$(123,342)

Net change in payables	8258	79,708	87,966
Common shares issued for services	-	30,000	30,000

Net Change from Operations	(66)	(5,310)	(5,376)

CASH FLOWS FROM INVESTING
ACTIVITIES

Option deposit	-	(15,000)	(15,000)
CASH FLOWS FROM FINANCING
ACTIVITIES

Increase in shareholder investments	330,000	20,600	350,600

Net Change from Financing	330,000	20,600	350,600

Net Change in Cash	329,934	290	330,224
Cash at Beginning of Period	290	0	0
Cash at End of Period	$330,224	$290	$290

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 30, 2007 with authorized common stock of 300,000,000 shares with a par value of $.001.

The Company acquired all outstanding stock of Eatware Holding, Inc. (subsidiary) which was organized on July 19, 2007 in the state of Nevada.

The Company has no operations and is a development stage company as defined in Statement of Financial Accounting Standards No. 7 and has elected December 31 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company will recognize income and expenses based on the accrual method of accounting.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2007, the Company had a net operating loss available for carry forward of $123,342.The income tax benefit of approximately $35,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2028.

Revenue Recognition

Revenue will be recognized upon the completion of a service or the sale and shipment of a product.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. DEPOSIT

The Company has entered into a Memorandum of Understanding with Lawrence County, Mississippi, to locate a new processing and distribution facility in the County to manufacture and distribute industrial packaging. As part of the agreement the Company has agreed to the lease-purchase of a building owned by the County with an initial lease term of sixty months at a monthly rental of $1,000, starting in November 2007, which will be applied toward a negotiated purchase price. The Company made an advance deposit of $15,000 toward the successful completion of the project.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors do not have any of the outstanding stock however management have acquired 99% of the outstanding common stock of the Company and have made no interest demand loans to the Company of $78,000.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

5. CAPITAL STOCK

During 2007 the Company issued 71,000 private placement common shares for cash of $20,600, and 30,000,000 shares to management for services.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for all its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term loans from an officer-director, and additional equity investment, which will enable the Company to continue operations for the coming year.

7. PROPOSED MERGER UPDATE

As previously disclosed, on February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.0001 par value (the “Common Stock”) to the PackItGreen Shareholders. As a condition to the transaction, JPG’s shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares agreed to return such shares to JPG for cancellation. Further, PackItGreen agreed to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date. In order to complete this recapitalization and purchase, on the Closing Date, JPG caused its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG caused one of its principal shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person or firm mutually acceptable to the parties at an account at a brokerage firm as is mutually designated by the Parties (the “Escrow Shares”), with the understanding that should the Purchase Price not be paid in a timely manner, then and in such event, the Escrow Shares may be sold and the proceeds from the sale of the Escrow Shares would be applied towards satisfaction of the Purchase Price.

PACKITGREEN HOLDINGS, INC. AND SUBSIDIARY

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2008

7. PROPOSED MERGER UPDATE (continued)

Subsequent to the Closing Date, in May 2008, the parties entered into Amendment No. 1 to the Share Exchange Agreement (the “Amendment”), pursuant to which the parties have now agreed to remove the requirement for the $550,000 cash payment and in lieu thereof the parties have agreed that all proceeds from the sale of such 2,000,000 shares sold to satisfy the Purchase Price shall be retained by the JPG pre-closing shareholders, with any remaining shares not sold to satisfy the Purchase Price being retained by the JPG pre-closing shareholder.

Following the Closing, the JPG shareholders shall return an additional 10,000 shares to JPG for cancellation in consideration of the Purchase Price. In connection with the Agreement, JPG anticipates to change its name to PackItGreen Holdings Corp.

As of March 28, 2008, $330,000 was received by JPG in anticipation of completion of the merger.

8. SUBSEQUENT EVENTS:

As noted in footnote 7, cash was received in the amount of $330,000 as part of the stock issuance of 30,560,000 shares. Subsequent to March 31, 2008, an additional $1,130,000 has been received and is being utilized for engineering, molding design and final plant design and layout for the Lawrence County, Mississippi facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "PackItGreen Holdings Corp.," “PackItGreen,” the "Company," "we," "us," and "our" refer to PackItGreen Holdings Corp. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on February 22, 2008, the Company became involved in the business of producing environmentally friendly food service-ware.

Significant Accounting Policies

Accounting Method: The Company recognizes income and expenses based on the accrual method of accounting.

Use of Estimates -- Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Accounts Receivables -- Trade Accounts Receivable: Trade accounts receivables do not exist at the date of the financial statements and no allowance for doubtful accounts has been set up at this time.

Revenue Recognition -- Revenue will be recognized upon the completion of a service or the sale and shipment of a product.

Intangible Assets – Intangible assets will initially recorded at fair value and be reviewed every year for impairment. Other intangible assets will be valued and amortized as required. No intangibles exist at the date of the financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

The Company’s fiscal year is January 1st to December 31st.

Administration Costs were $8,324 for the quarter ending March 31, 2008 and were $123,342 since inception, July 30, 2007). Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss was $8,324 for the quarter ending March 31, 2008 and $123,342 since inception, July 30, 2007). The increase in Net Loss is primarily attributable to administrative expenses during the first three months of 2008. Since the Company in preliminary development stage, it does not have any sufficient sales volume as of yet.

Liquidity and Capital Resources

The Company had a net working capital of $242,258 at March 31, 2008. The increase in the working is largely attributable which is from stock subscriptions and the anticipated merger.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs. The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended December 31, 2007. As shown in the accompanying financial statements, the Company realized net losses from operations of $8,324 for the period from January 1, 2008 through March 31, 2008 resulting in an accumulated deficit of $123,342 as of March 31, 2008.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the three month period ended March 31, 2008, cash and cash equivalents increased to $330,224 from $290 at December 31, 2007. The increase in cash equivalents is primarily attributable to the stock subscriptions of $330,000.

Cash Flows from Operating Activities. Net cash used by operating activities was $8,324 for the three months ended March 31, 2008 and $123,342 since inception. The change in cash flows from operating activities is primarily attributable to administrative costs for the first three months of 2008.

Cash Flows from Investing Activities. Net cash used by financing activities was $330,000 for the three months ended March 31, 2008 and is $350,600since inception.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Jonathan So, the Company’s Chief Executive Officer (“CEO”) and Richard W. Jackson, Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, on February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.0001 par value (the “Common Stock”) to the PackItGreen Shareholders. As a condition to the transaction, JPG’s shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares agreed to return such shares to JPG for cancellation. Further, PackItGreen agreed to pay such shareholders an aggregate of $550,000 (the “Purchase Price”) for such shares within ninety days of the Closing Date. .In order to complete this recapitalization and purchase, on the Closing Date, JPG caused its shareholders owning an aggregate of 7,790,000 of the then outstanding 10,000,000 shares of JPG to be returned to JPG for cancellation, and (ii) JPG caused one of its principal shareholders owning an additional 2,000,000 of the then outstanding 10,000,000 shares of JPG to be deposited in the name of a person or firm mutually acceptable to the parties at an account at a brokerage firm as is mutually designated by the Parties (the “Escrow Shares”), with the understanding that should the Purchase Price not be paid in a timely manner, then and in such event, the Escrow Shares may be sold and the proceeds from the sale of the Escrow Shares would be applied towards satisfaction of the Purchase Price.

Subsequent to the Closing Date, in May 2008, the parties entered into Amendment No. 1 to the Share Exchange Agreement (the “Amendment”), pursuant to which the parties have now agreed to remove the requirement for the $550,000 cash payment and in lieu thereof the parties have agreed that all proceeds from the sale of such 2,000,000 shares sold to satisfy the Purchase Price shall be retained by the JPG pre-closing shareholders, with any remaining shares not sold to satisfy the Purchase Price being retained by the JPG pre-closing shareholder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description

10.1

Share Exchange Agreement dated February 19, 2008 by and among JPG, Inc., PackItGreen Holdings, Inc. and each of the shareholders of PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.2

Return to Treasury Agreement dated February 19, 2008, by and among JPG, Inc. and the shareholders of JPG, Inc., incorporated by reference to the Company’s Form 8-K filed with the SEC on February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.3

Licensing Agreement dated December 1, 2007, between Eatware Global, Inc. and PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.4

Amendment No. 1 to the Share Exchange Agreement dated February 19, 2008 by and among JPG, Inc., PackItGreen Holdings, Inc. and each of the shareholders of PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.5	Form of Offer Letter for investment of PackItGreen Holdings Corp. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2008)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 5, 2008

PACKITGREEN HOLDINGS, INC.

BY: /S/ Jonathan So
Jonathan So
President and Chief Executive Officer (principal executive officer)

BY: /S/ Richard W. Jackson
Richard W. Jackson
Principal financial and accounting officer