Form 10-Q
period 2008-06-30
PACKITGREEN HOLDINGS CORP
filed 2008-08-19
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August, 2008, there were 38,820,301 outstanding shares of the Registrant's Common Stock, $.0001 par value.

PACKITGREEN HOLDINGS CORP.

JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKITGREEN HOLDINGS CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2008 and December 31, 2007

ASSETS	Jun 30, 2008	Dec 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$3,544	$290
Prepaid expenses	10,262	-
Total Current Assets	13,806	290

PROPERTY AND EQUIPMENT, net of depreciation	7,298	-

OTHER ASSETS
Construction in Progress, system design, testing	4,175,000	-
Utility deposits	1,065	-
Option deposit	15,000	15,000
Total Other Assets	4,191,065	15,000

TOTAL ASSETS	$4,212,169	$15,290

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES

Accrued payables-Related Parties	$31,719	$70,000
Accrued payables	18,578	1,708
Total Current Liabilities	50,297	79,708

LONG - TERM LIABILITIES	2,410,464	-

STOCKHOLDER’S EQUITY

Stock – $.001 par value, 74,000,000 shares authorized, 38,820,301
shares issued and outstanding at June 30, 2008 and restated at December 31, 2007	38,820	30,071
Additional paid-in capital	2,009,284	20,529
Loss accumulated during the development stage	(296,696)	(115,018)
Total equity	1,751,408	(64,418)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,212,168	$15,290

The accompanying notes are an integral part of these condensed financial statements.

 PACKITGREEN HOLDINGS CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONSOLUDATED STATEMENTS OF OPERATIONS

(Unaudited)

For Six Months Ended June 30, 2008,

And July 30, 2007 (date of inception) to June 30, 2008

	Jun 30, 2008	Jun 30, 2007

INCOME	$-	$-

OPERATING EXPENSES
Administrative	181,439	296,493
Depreciation & amortization	204	204
Total operating expenses	181,679	296,697

NET PROFIT (LOSS	$(181,679)	$(296,697)

NET LOSS PER COMMON SHARE

Basic	$0.00	$0.00

AVERAGE OUTSTANDING SHARES – restated (stated in 1,000’s)

Basic	38,820	38,820

The accompanying notes are an integral part of these condensed financial statements.

 PACKITGREEN HOLDINGS CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

For Six Months Ended June 30, 2008, And July 30, 2007 (date of inception) to June 30, 2008

CASH FLOWS FROM	Jun 30, 2008	Jun 30, 2007
OPERATING ACTIVITIES

Net loss	$(181,679)	$(296,697)

Add depreciation	204	204
Net change in payables	(29,411)	50,297
Change in prepaid expenses	(10,262)	(10,262)
Change in deposits	(1,065)	(1,065)
Common shares issued for services	-	30,000

Net Change from Operations	(222,213)	(227,523)

CASH FLOWS FROM INVESTING
ACTIVITIES

Construction in Progress, system design, testing	(4,182,501)	(4,182,501)
Option deposit	-	(15,000)

Net Change from Investing	(4,182,501)	(4,197,501)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from/payments on long-term debt	2,410,464	2,410,464
Increase in shareholder investments	1,997,504	2,018,104

Net Change from Financing	4,407,968	4,428,568

Net Change in Cash	3,254	3,544
Cash at Beginning of Period	290	-
Cash at End of Period	$3,544	$3,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (Unaudited)

For Six Months Ended June 30, 2008, And July 30, 2007 (date of inception) to June 30, 2008

				Loss
				Accumulated
			Additional	During
	Common Stock		paid-in	Develop-
	Shares	Amount	Capital	ment Stage

Balance July 19, 2007 (date of inception)	-	$-	$-	$-

Issuance of common stock to shareholders
and LEA Management for
management services performed	30,000,000	30,000	-	-

Issuance of common stock for cash	56,000	56	5,544	-

Issuance of common stock for cash	15,000	15	14,985	-

Net operating loss for the period
Ended December 31, 2007	-	-	-	(115,018)

Balance December 31, 2007	30,071,000	30,071	20,529	(115,018)

Exchanged for Packitgreen Holding, Corp stock

Issuance of common stock for cash	1,260,301	1,260	1,988,755	-

Issuance of common stock to shareholders,
officers and directors	7,489,000	7,489	-	-

Net operating loss for the period
ended June 30, 2008	-	-	-	(181,679)

Balance, June 30, 2008	38,820,301	$38,820	$2,009,284	$(296,697)

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

___________________________________________________________________________________________

1. ORGANIZATION

On February 19, 2008 the company entered into a Share Exchange Agreement with JPG Associates, Inc. The company was incorporated under the laws of the state of Nevada on July 30, 2007 with authorized common stock of 300,000,000 shares with a par value of $.001. After stock exchange agreement with JPG Associates, Inc, the stated value is $0.0001 per share and the formal name changed to Packitgreen Holdings Corp. As previously disclosed, on February 19, 2008 (the “Closing Date”), JPG Associates, Inc. (“JPG” or the “Company”) entered into a Share Exchange Agreement (the “Agreement”) with PackItGreen Holdings, Inc. (“PackItGreen”), a private company formed under the laws of Nevada, and the shareholders of PackItGreen (the “PackItGreen Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of PackItGreen from the PackItGreen Shareholders. As consideration for the acquisition of the shares of PackItGreen, the Company agreed to issue an aggregate of 30,560,000 shares of Common stock, $0.0001 par value (the “Common Stock”) to the PackItGreen Shareholders. At the conclusion of  stock exchange agreement, 38,820,301 shares are issued and outstanding.

The Company had previously acquired all outstanding stock of Eatware Holding, Inc. (subsidiary) which was organized on July 19, 2007 in the state of Nevada.

Subsequent to the Closing Date, in May 2008, the parties entered into Amendment No. 1 to the Share Exchange Agreement (the “Amendment”), pursuant to which the parties agreed to remove the requirement for the $550,000 cash payment and in lieu thereof the parties agreed that all proceeds from the sale of such 2,000,000 shares sold to satisfy the Purchase Price shall be retained by the JPG pre-closing shareholders, with any remaining shares not sold to satisfy the Purchase Price being retained by the JPG pre-closing shareholder.

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

PACKITGREEN HOLDINGS, CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

June 30, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

On June 30, 2008, the Company had a net operating loss available for carry forward of $296,697.  The income tax benefit of approximately $89,009 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations.  The net operating loss will expire in 2029.

Revenue Recognition

Revenue will be recognized upon the completion of a service or the sale and shipment of a product.

Advertising and Market Development

The company will expense advertising and market development costs as incurred

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

PACKITGREEN HOLDINGS, CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

June 30, 2008

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have been authorized stock, but will not receive any compensation or funds until the offer is completed and is posted for trading

5. CAPITAL STOCK

On March 26, 2008 the Company closed a private placement with two accredited investors for an aggregate amount of $1,890,453. In consideration of the purchase price, the company issued to the investors an aggregate of 1,260,301 restricted shares of the common stock, $0.001 par value. Additionally the investors also were issued 126,030 warrants exercisable for three years from date of issuance for an exercise price of $3.00. During 2007 the Company issued 71,000 private placement common shares for cash of $20,600, and 30,000,000 shares to management or others for services.

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

PACKITGREEN HOLDINGS, CORP. AND SUBSIDIARY

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

June 30, 2008

7.  MERGER UPDATE (continued)

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

Following the Closing, the JPG shareholders shall return an additional 10,000 shares to JPG for cancellation in consideration of the Purchase Price.  In connection with the Agreement, JPG changed its name to PackItGreen Holdings Corp.

-ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

The Company’s fiscal year is January 1 st to December 31 st .

Administration Costs were $181,439 for the six months ending June 30, 2008 and were $296,493 since inception (July 30, 2007). Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss   was $181,679 for the quarter ending June 30, 2008 and $296,697 since inception (July 30, 2007). The increase in Net Loss is primarily attributable to administrative expenses during the six months of 2008. Since the Company in preliminary development stage, it does not have any sufficient sales volume as of yet.

Liquidity and Capital Resources

The Company had a negative net working capital of $(36,491)at June 30, 2008. The decrease in the working is largely attributable to the in progress development of the plant and construction activities.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs. The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended December 31, 2007. As shown in the accompanying financial statements, the Company realized net losses from operations of $181,697 for the period from January 1, 2008 through June 30, 2008 resulting in an accumulated deficit of $296,697 as of June 30, 2008.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the six month period ended June 30, 2008, cash and cash equivalents increased to $3544 from $290 at December 31, 2007. The increase in cash equivalents is primarily attributable to the merger and cash from the stock agreements.

Cash Flows from Operating Activities. Net cash used by operating activities was $222,213for the three months ended June 30, 2008 and $227,523 since inception. The change in cash flows from operating activities is primarily attributable to administrative costs for the six months of ended June 30, 2007.

Cash Flows from Investing Activities. Net cash used by financing activities was $_4,182,501 for the six months ended June 30, 2008 and is $4,197,501since inception.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Jonathan So, the Company’s Chief Executive Officer (“CEO”) and Richard W. Jackson, Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended JUNE 30, 2008. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended JUNE 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended JUNE 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None

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

DATE: August 19, 2008

PACKITGREEN HOLDINGS, INC.

BY: /S/ Jonathan So
Jonathan So
President and Chief Executive Officer (principal executive officer)

BY: /S/ Richard W. Jackson
Richard W. Jackson
Principal financial and accounting officer