Form 10-K
period 2008-09-30
PACKITGREEN HOLDINGS CORP
filed 2009-08-26
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2008

     .TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-53356

PACKITGREEN HOLDINGS CORP.

(Name of Small Business Issuer in its Charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Jackson Coles PLLC
960 Broadway, Ste 415, Boise, ID	83706
(Address of principal executive offices)	(Zip code)

310-450-9100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Yes      .    No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .  No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer      . Accelerated filer      . Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  X .    No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of September 30, 2008 is 38,820,301 shares, all of one class, $.001 par value per share. Of this number, 38,820,301 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the 38,820,301 shares held by non-affiliates, based upon the book value as of September 30, 20087 is less than $.001 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE – None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to “PackItGreen Holdings, Corp.,” “PackItGreen,” “the Company,” “we,” “us,” and “our” refer to PackItGreen Holdings Corp. and its former entities or subsidiaries, PackItGreen, Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

ITEM 1. BUSINESS

Introduction

PackItGreen was organized as a Nevada Corporation on July 30, 2007. The Company had one Nevada subsidiary: PackItGreen, Inc. (a U.S. company). As of September 30, 2008, the Company intended to manufacture biodegradable, compostable commercial packaging products, such as pallets, egg cartons, wine packaging, as well as packaging for medical supplies, and gardening supplies. PackItGreen also intended to establish a manufacturing and packaging facility in Monticello, Mississippi for the purpose of manufacturing and packaging the biodegradable cellulose-based products.

As of September 30, 2008, the Company intended to develop an efficient manufacturing capability using a process that it has been granted a license to use by EATware Global Corp., as described below, which together with the utilization of low-cost and readily available raw materials, will allow it to fill the niche for environmentally friendly food serviceware and packaging materials against more established conventional products.

However, as described below, due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

As of the date of the filing of this annual report, management has begun the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder’s investment. This may include additional sources of financing to continue in the biodegradable food-ware business, or a change of business plan. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business plan are not promising.

Recent Developments

Licensing Agreement with EATware Global Corp.

PackItGreen Holdings Corp. entered into a Licensing Agreement (the “Agreement”) with EATware Global Corp., a British Virgin Islands corporation (“EATware Global”). EATware Global owns various names, trademarks, patents, equipment and procedures for the manufacture, distribution and sales of organically sensitive, environmentally friendly, and biodegradable tableware, packaging and other cellulose-based products (the “Products”). Additionally, EATware Global owns certain product formulations, production equipment, productions methods and procedures (“Trade Secrets”) which may be used to produce the Products. Pursuant to the Agreement, EATware Global granted to PackItGreen a license to use the Trade Secrets to produce the Product. EATware Global also granted to PackItGreen a license to use certain trademarks solely in connection with the packaging, promotion, sale and distribution of the Product to EATware’s assigned distributors. In consideration, PackItGreen was obligated to pay EATware Global a license fee of $200,000 per annum. PackItGreen was to manufacture and package the Products to EATware Global’s assigned distributors and/or direct customers in North America, Hong Kong, Japan, Malaysia and China.

On March 2, 2009, the Company and EATware Global Corp. entered into a Cancellation Agreement, whereby the parties cancelled the Agreement effective March 2, 2009, without any further obligations between the parties.

Products

As of September 30, 2008, the Company intended to produce environmentally friendly packaging products that are 100% decomposable, biodegradable and compostable. The Company’s objective was to produce a product-range that will cover multiple industries, such as transportation and logistics, agriculture, electronics, food packaging, and hospital and health care. Specifically, within these industries, the Company intended to produce environmentally friendly products for use in pallets, cushioning packaging, trays, holders, and disposable medical supplies.

As of the date of the filing of this annual report, management is seeking other potential business opportunities that might be available to the Company.

Competition

As of September 30, 2008, management believed that the Company’s planned potential product line may be competitive since the Company’s competitors typically produce products that are fluorine-based polymers products. Specifically, most of them are neither fully biodegradable nor decomposable, and none are 100% decomposable. Additionally, all are complex organic materials that are costly to manufacture.

At such time, management believed there were competing products from companies such as: Earthcycle, Biosphere, Cereplast, Earthshell, Novamont, Enviropak, Biobag, International Paper, NatureWorks and Earthsmart.

Through the Company’s Licensing Agreement with EATware Global Corp. as of September 30, 2008, we believed that we could use the low-cost manufacturing and technological advantage of EATplus to give the Company a strong competitive advantage over competitors.

As of the date of the filing of this annual report, the Company is not currently competing with any other companies.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this annual report entitled “Information Regarding Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believes are immaterial may also impair our business operations. If any of the following risks actually occur, the Company’s businesses, financial condition or results of operations could be materially adversely affected, the value of the common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are a development stage company with a limited operating history and there is substantial doubt about the Company’s ability to continue as a going concern, therefore investment in our Company involves a high degree of risk.

We are in our organizational and development stages and have generated no revenue. Any investment in our company involves a high degree of risk. A prospective investor should, therefore, be aware that in the event we are not successful in our business plans, any investment in our shares may be lost and we may be faced with the possibility of liquidation.

We may need to raise additional capital which may not be available on acceptable terms or at all

We will require additional capital to continue operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to develop our business. If we are unable to obtain additional financing, we will likely be required to curtail or significantly reduce our expansion plans. Further, any additional equity financing may involve substantial dilution to our then existing stockholders.

If we raise additional capital the value of your investment may decrease.

If we need to raise additional capital to implement or continue operations, we will likely issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and any equity securities that we issue may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. On occasion our board of directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of shares of our stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but un-issued shares of common stock. In addition, if a trading market develops for our common stock (of which there can be no assurance), we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of PackItGreen.

We must effectively manage the growth of our operations, or our business will suffer.

We are expanding our business by establishing a manufacturing facility, and we plan to increase the range of services that we offer our customers. Further, although we do not have any plans to make any acquisitions, it is possible that we may expand our operations through acquisitions. Our ability to successfully develop our business requires an effective planning and management process, especially in view of the international nature of our business. The planned development of our business will place a significant strain on our management and our resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

There is no track record for companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue that may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investment.

Our independent registered accounting firm has cited our ability to continue as a going concern.

Our auditors have added an explanatory paragraph to their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not yet established an ongoing source of revenues sufficient to cover our operating costs and that we will need additional working capital for our planned activities and to service our debt. If we fail to generate positive cash flows or obtain additional financing when required, we may have to modify, delay or abandon some or all of our business and expansion plans.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in herein may affect our operating results

We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance.

In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for investors to resell any shares

Risks Related to Our Securities

Our Common Stock is an illiquid investment and transferability of our shares is subject to significant restriction.

There are substantial restrictions on the transfer of our common stock. Therefore, the purchase of such shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. There is not a public market for the resale of our common stock. A prospective investor, therefore, may not be able to liquidate its investment, even in the event of an emergency, and our common stock may not be acceptable as collateral for a loan.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires the broker or dealer to approve a person’s account for transactions in penny stocks and dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which sets forth the basis on which the broker or dealer made the suitability determination and receive a signed agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Headquarters

As of September 30, 2008, we maintained our principal office at 3420 Ocean Park Blvd., Suite 3000, Santa Monica, California, USA 90405. Our telephone number at that office was 310-450-9100. Such office space consisted of approximately 1,700 square feet. As of the date of the filing of this annual report, we are currently seeking office space and facilities sufficient to meet our present needs, and, as of the date of the filing of this annual report, we have not identified headquarters.

Production Facilities

Please see “Legal Proceedings” below.

ITEM 3. LEGAL PROCEEDINGS

On September 1, 2007 we entered into a Lease Agreement with Lawrence County, Mississippi, to locate a new manufacturing, processing and distribution facility in the County to manufacture and distribute our products. As part of the agreement we agreed to the lease-purchase of a building.

On or about December 12, 2008, the Company was orally advised by Lawrence County CDA, that PackItgreen Holdings Corp. was in default of the Lease Agreement and, therefore, the Lease Agreement was terminated. As of the date of the filing of this annual report, the Company is in settlement discussions with the Lessor in connection with the Company’s default under the Lease Agreement.

On April 9, 2009, John Kelly, a former consultant of the Company, served a complaint against the Company, PackItGreen Holdings, Inc., et al in the United States District Court for the Southern District of Mississippi. The Complaint was brought over a dispute as to certain consulting fees allegedly owed to Mr. Kelly in connection with consulting services Mr. Kelly provided to the Company. On or about April 6, 2009, the Court entered a default judgment against the Defendants. Prior to the Final Judgment being entered, Kelly and the Defendants entered into settlement discussions and the Parties have agreed to settle the matter on or before July 25, 2009. The settlement entails the payment of money to the Plaintiff which amount will not have any financial detrimental impact on Packitgreen Holdings Inc. et al. On July 29, 2009, the parties entered into a General Mutual Release whereby Mr. Kelley released and discharged the Company, PackItGreen Holdings, Inc., et al in consideration for the payment of $35,000.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of the close of business on September 30, 2008, there were 108 stockholders of record of our common stock, and 38,820,301 shares were issued and outstanding. We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

There is no established trading market for our common stock. We have sought to have a broker/dealer file an application with FINRA on our behalf to list and quote the shares of our common stock on the OTCBB maintained by FINRA. There can be no assurance as to whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in “Risk Factors,” investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

The market prices of the securities of microcap companies have been especially volatile during recent market conditions. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation. A stockholder lawsuit could result in substantial costs and a diversion of management’s attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company’s ability to raise additional capital through the public or private sale of its securities. We have 38,820,301 common shares outstanding of which 38,820,301 shares of common stock outstanding are “restricted securities,” as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933. The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us. “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 74,000,000 authorized shares of common stock, of which 38,820,301 are currently outstanding. The board of directors, without stockholder approval, could issue up to 35,179,699 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

The following discussion should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends September 30. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See Part I, Item 1A, “Risk Factors”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

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

Company History

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

Use of Estimates: Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Accounts Receivables: Trade Accounts Receivable: Trade accounts receivables do not exist at the date of the financial statements and no allowance for doubtful accounts has been set up at this time.

Revenue Recognition: Revenue will be recognized upon the completion of a service or the sale and shipment of a product.

Intangible Assets: Intangible assets will initially recorded at fair value and be reviewed every year for impairment. Other intangible assets will be valued and amortized as required. No intangibles exist at the date of the financial statements.

Results of Operations

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenues: The Company has not generated any revenues to date.

Administration Costs: Administration Costs were $181,439 for the six months ending June 30, 2008 and $296,493 since inception (July 30, 2007). Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss: Net loss was $181,679 for the quarter ending June 30, 2008 and $296,697 since inception (July 30, 2007). The increase in Net Loss is primarily attributable to administrative expenses during the six months of 2008. Since the Company in preliminary development stage, it does not have any sufficient sales volume as of yet.

Research and Development: Expenses Research and development expenses include salaries, development materials and other costs specifically allocated to the development of new microdisplay products, OLED materials and subsystems. Research and development expenses for the year ended September 30, 2008 were approximately $1,902,846 as compared to approximately $ none for the year ended September 30, 2007. The increase/decrease was due to the beginning of the project and preliminary development.

Off-Balance Sheet Arrangements: We have no off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Liquidity

As of September 30, 2008, we had approximately $2,947 of cash and investments as compared to $300 as of September 30, 2007. The increase of approximately $2,647 was the result of the reverse merger, stock issue and related party loan proceeds after expenditures.

For the year ended September 30, 2008, net cash used by operating activities was approximately $ 2,1119,046 primarily attributable to our $2,165,322 net loss offset primarily by the non-cash expense components of loss on extinguishment of debt ms of $38,457, and issuance of common stock for services of $7,489. Net cash used by operating activities for the year ended September 30, 2007 was approximately $2,119,046 primarily attributable to administrative costs and research and development costs.

For the year ended September 30, 2008, net cash from investing activities was approximately $7,498 primarily related to the option deposit. Net cash used by investing activities for the year ended September 30, 2007 was approximately $15,000_ primarily related to the option deposit.

Net cash provided by financing activities for the year ended September 30, 2008 was approximately $2,114,195 and was comprised primarily of approximately $118,880 in proceeds from debt issuance, and composed of approximately $1,995,315 of stock subscriptions and increase in shareholder investments. Net cash provided by financing activities during the year ended September 30, 2007 was approximately $61,300 and was comprised primarily of approximately $46,000 in proceeds from debt issuance by related parties and shareholder investments of $15,300.

Our financial statements as of September 30, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending September 30, 2008. Our independent registered public accounting firm has issued a report dated April 13, 2009 that included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to generate a profit which is likely dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements (“SFAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Packitgreen’s financial statements issued in 2008; however, earlier application is encouraged. Packitgreen is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of Packitgreen does not believe that any of those pronouncements would have significantly affected JPG ‘ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Packitgreen’s financial statements at the time they become effective.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market rate risk

We are exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest rate risk

We hold our assets in cash and cash equivalents. We do not hold derivative financial instruments or equity securities.

Foreign currency exchange rate risk

Our revenue and expenses are denominated in U.S. dollars. We have conducted some transactions in foreign currencies and expect to continue to do so; we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging to date.

Our international business is subject to risks typical of international activity, including, but not limited to, differing economic conditions; change in political climates; differing tax structures; and other regulations and restrictions. Accordingly, our future results could be impacted by changes in these or other factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine St. #3
Certified Pubic Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Packitgreen Holdings, Corp.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying  balance  sheets of  Packitgreen  Holdings, Corp. (development stage company) at September 30, 2008 and 2007 and the related statement=s of operations, stockholders’ equity, and cash flows for the years  ended September 30, 2008 and 2007 and the period July 30, 2007 (date of inception of former subsidiary) to September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of   Packitgreen  Holdings, Corp.  at September 30, 2008 and 2007 and the  results of operations, and  cash flows  for the years  ended September 30, 2008 and 2007 and the period July 30, 2007  to September 30, 2008.   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company  does not have the necessary working capital to service its debt and for its planned activity,  which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                               /s/ Madsen & Associates, CPA=s Inc.

April  13, 2009

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

BALANCE SHEETS

September 30, 2008 and September 30, 2007

______________________________________________________________________________________________

ASSETS	Sept 30, 2008	Sept 30, 2007

CURRENT ASSETS

Cash	$2,947	$300

Total Current Assets	2,947	300

PROPERTY AND EQUIPMENT, net of depreciation	$7,172	$-

OTHER ASSETS

Option deposit	-	15,000

Total Other Assets	-	15,000

TOTAL ASSETS	$10,119	$15,300

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES

Accrued payables-Related Parties	$164,880	$49,000
Accrued payables	41,457	-
Total Current Liabilities	206,337	49,000

STOCKHOLDER’S DEFICIT

Common Stock – $.001 par value, 74,000,000 shares authorized,	38,820	30,071
38,820,301 shares issued and outstanding at September, 30 2008 and
30,071,000 at September 30, 2007
Preferred Stock - $001par value, 1,000,000 authorized, none outstanding
Additional paid-in capital	2,009,284	20,529
Stock subscription receivable	-	(5,300)
Loss accumulated during the development stage	(2,244,322)	(79,000)
Total stockholder’s deficit	(196,218)	(33,700)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,119	$15,300

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For Years Ended September 30, 2007, September 30, 2008

And July 30, 2007 (date of inception of former subsidiary) to September 30, 2008

__________________________________________________________________________________________________

	Sept 30, 2007	Sept 30, 2008	Inception to Sept 30, 2008

INCOME	$-	$-	$-

OPERATING EXPENSES

Administrative	79,000	262,146	341,146
Research, development and consulting	-	1,902,846	1,902,846
Depreciation & amortization	-	330	330
Total operating expenses	79,000	2,165,322	2,244,322

NET PROFIT (LOSS)	$(79,000)	$(2,165,322)	$(2,244,322)

NET LOSS PER COMMON SHARE

Basic	$0.00	$(.05)

AVERAGE OUTSTANDING SHARES (stated in 1,000’s)

Basic	30,071	38,820

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For Years Ended September 30, 2007, September 30, 2008

And July 30, 2007 (date of inception of former subsidiary) to

September 30, 2008

______________________________________________________________________________________

CASH FLOWS FROM	Sept 30, 2007	Sept 30, 2008	Inception to Sept 30, 2008
OPERATING ACTIVITIES

Net loss	$(79,000)	$(2,165,322)	$(2,244,322)

Add depreciation	-	330	330
Net change in payables	3,000	38,457	41,457
Common shares issued for services	30,000	7,489	37,489

Net Change from Operations	(46,000)	(2,119,046)	(2,165,046)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of property and equipment	-	(7,502)	(7,502)
Option deposit	(15,000)	15,000	-

Net Change from Investing	(15,000)	7,498	(7,502)

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from related parties	46,000	118,880	164,880
Stock subscriptions paid and received	(5,300)	5,300	-
Increase in shareholder investments	20,600	1,990,015	2,010,615

Net Change from Financing	61,300	2,114,195	2,175,495

Net Change in Cash	300	2,647	2,947
Cash at Beginning of Period	-	300	-
Cash at End of Period	$300	$2,947	$2,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

 (Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

July 30, 2007 (date of inception of former subsidiary) to September 30, 2008

____________________________________________________________________________________________

				Loss
				Accumulated
			Additional	During
	Common Stock		paid-in	Development
	Shares	Amount	Capital	Stage

Balance July 30, 2007 (date of inception)	-	$-	$-	$-

Issuance of common stock to shareholders
and LEA Management for
management services performed	30,000,000	30,000	-	-

Issuance of common stock for cash	56,000	56	5,544	-

Issuance of common stock for cash	15,000	15	14,985	-

Net operating loss for the period
ended September 30, 2007	-	-	-	(79,000)

Balance September 30, 2007	30,071,000	30,071	20,529	(79,000)

Issuance of common stock for cash	1,260,301	1,260	1,988,755	-

Issuance of common stock to shareholders,
officers and directors for services	7,489,000	7,489	-	-

Net operating loss for the period
ended September 30, 2008	-	-	-	(2,165,322)

Balance, September 30, 2008	38,820,301	$38,820	$2,009,284	$(2,244,322)

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

______________________________________________________________________________________________

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on May 24, 2006 with authorized common shares of 74,000,000 and 1,000,000 preferred shares all with a par value of .001 with the name “JPG Associates, Inc”. The name was changed to “Packitgreen Holdings Corp” on February 19, 2008.

On February 19, 2008 Packitgreen Holdings, Corp, (the “Company”) completed the acquisition of all outstanding stock of Packitgreen Holdings, Inc (subsidiary) by the issuance of 30,071,000 shares of Packitgreen Holdings, Corp.’s common capital stock, representing 100% of the outstanding stock of the Packitgreen Holdings, Corp after the return and cancellation of 10,000,000 shares originally issued upon its organization, which was accounted for as a reverse acquisition, in which Packitgreen Holdings, Inc. (subsidiary) was considered to be the acquirer of Packitgreen Holdings Corp for reporting purposes. The continuing operations in this report are those of Packitgreen Holdings, Corp starting February 19, 2008 (survivor) including the prior historical operating statements and operations of Packitgreen Holdings, Inc now dissolved. The financial statements show a retroactive restatement of Packitgreen Holdings Corp.’s historical outstanding shares, as if the shares had been issued by the subsidiary, to reflect the equivalent number of common shares issued by the Packitgreen Holdings Inc. The subsidiary was merged into the Company in July of 2008.

The Company has not started any significant operations and is considered to be development stage company, with a September 30, fiscal year. The company started development of a facility in Mississippi, but abandoned and is looking for alternative site.

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

PACKITGREEN HOLDINGS, CORP.

 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

______________________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

On September 30, 2008, the Company had a net operating loss available for carry forward of $2,244,322 The income tax benefit of approximately $651,413 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2028.

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

PACKITGREEN HOLDINGS, CORP.

 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

______________________________________________________________________________________________

3. DEPOSIT

The Company has entered into a Memorandum of Understanding with Lawrence County, Mississippi, to locate a new processing and distribution facility in the County to manufacture and distribute industrial packaging. As part of the agreement the Company has agreed to the lease-purchase of a building owned by the County with an initial lease term of sixty months at a monthly rental of $1,000, starting in November 2007, which will be applied toward a negotiated purchase price. The Company made an advance deposit of $15,000 toward the successful completion of the project. The advance deposit was forfeited and the lease has been terminated.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 99% of the outstanding common stock of the Company and have made no interest demand loans to the Company of $164,880.

5. CAPITAL STOCK

On March 26, 2008 the Company closed a private placement with two accredited investors for an aggregate amount of $1,990,015. In consideration of the purchase price, the company issued to the investors an aggregate of 1,260,301 restricted shares of the common stock, $0.001 par value. Additionally the investors also were issued 126,030 warrants exercisable for three years from date of issuance for an exercise price of $3.00, no value has been recognized. During 2007 the Company issued 71,000 private placement common shares for cash of $20,600, and 30,000,000 shares to management or others for services.

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for all its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

The Company plan is to obtain additional funds from the shareholders or obtain outside financing which will enable the company to continue operations for the coming year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 9, 2008, the Company dismissed Mantyla McReynolds, LLC (the “Former Auditor”) as the Company’s independent registered public accounting firm. On that same date, the Company engaged Madsen & Company, CPAs (the “New Auditor”), as its new independent registered public accounting firm for its fiscal year ending September 30, 2008. The Company’s decision to engage the New Auditor was approved by its Board of Directors.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2008, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting for PackItGreen.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management has used the framework set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of PackItGreen’s internal control over financial reporting. As a result of the material weaknesses described below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008.

Management’s Assessment

Management has determined that, as of the September 30, 2008 measurement date, there were material weaknesses in both the design and effectiveness of our internal control over financial reporting. Management has assessed these deficiencies and has determined that there were four general categories of material weaknesses in PackItGreen’s internal control over financial reporting. As a result of our assessment that material weaknesses in our internal control over financial reporting existed as of September 30, 2008, management has concluded that our internal control over financial reporting was not effective as of September 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In management’s opinion, our assessment as of September 30, 2008 regarding the existence of material weaknesses in our internal control over financial reporting relates to (1) the absence of adequate staffing, (2) the lack of controls or ineffectively designed controls, (3) the failure in design and operating effectiveness of information technology controls over financial reporting, and (4) failures in operating control effectiveness identified during the testing of the internal control over financial reporting. Management and our Board of Directors have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting.

The material weaknesses we have identified include:

Deficiencies pertaining to a lack of human resources within our finance and accounting functions. We currently only have no employees. The lack of appropriately skilled personnel and less effective monitoring activities could result in material misstatements to financial statements not being detected in a timely manner.

Deficiencies pertaining to the lack of controls or ineffectively designed controls. Our control design analysis and process walk-throughs disclosed a number of instances where review approvals were undocumented, where established policies and procedures were not defined, and controls were not in place.

Deficiencies related to information technology control design and operating effectiveness weaknesses. This material weakness resulted from the absence of key formalized information technology policies and procedures and could result in (1) unauthorized system access, (2) application changes being implemented without adequate reliability testing, (3) inconsistent investigation of system errors and the absence of timely or properly considered remedial actions, and (4) over reliance on spreadsheet applications without quality control assurances. These factors could lead to material errors and misstatements to financial statements occurring without timely detection.

Deficiencies related to failures in operating effectiveness of the internal control over financial reporting. Certain internal control procedures were developed during the latter part of 2008. When testing occurred to confirm the effectiveness of the internal control over financial reporting, controls were not operating effectively. Insufficient time remained to remediate these material weaknesses prior to year-end.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have initiated or intend to initiate a number of remediation measures to address the control deficiencies and material weaknesses identified above. The remediation measures include or are expected to include the following:

•

Hiring of an outside consultant to evaluate the derivatives and fair value accounting.

•

Hiring of more qualified and experienced accounting personnel to perform month-end reviews and closing processes as well as to allow additional oversight and supervision.

•

Reassigning and altering functional responsibilities among new and existing employees to provide appropriate segregation of duties among functional groups within the Company.

•

Updating of our policies and procedures along with control matrices and implementing testing procedures to ensure ongoing compliance.

•

Establishing programs to provide ongoing training and professional education and development plans for accounting department personnel.

•

Adding additional information technology staffing and implementing information technology policies and procedures to ensure adequate system controls are in place and compliance testing occurs on a regular basis.

•

Restoring our executive management team with qualified and experienced business leaders to provide day-to-day management oversight and strategic direction.

We intend to adopt additional remediation measures related to the identified control deficiencies as necessary as well as to continue to evaluate our internal controls on an ongoing basis in order to upgrade and enhance when appropriate. Our Board of Directors has taken an active role in reviewing and discussing the internal control deficiencies with our auditors and financial management. Our management and the Board of Directors will actively monitor the implementation and effectiveness of the remediation efforts undertaken by our financial management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names of our directors and executive officers as of December 31, 2008:

Name	Age	Offices Held

Jonathan W.L. So (1)	42	President, Chief Executive Officer, Director
Richard Jackson	64	Secretary, Treasurer, and Director
Richard Chin(2)	57	Chairman of the Board
Stan Harper (3)	69	Director
Christopher Eastland (4)	36	Director

(1)

On May 19, 2009, Mr. Jonathan W.L. So resigned as President, Chief Executive Officer, and Director of the Company. In lieu of Mr. So’s resignation, Mr. Shan Ho was appointed Chief Executive Officer and Director of the Company.

(2)

On March 2, 2009, Mr. Richard Chin resigned and thereby terminated his service as Director.

(3)

On September 9, 2008, Mr. Stan Harper resigned and thereby terminated his service as Director.

(4)

On September 9, 2008, the Board of Directors of the Company appointed Mr. Christopher Eastland as a member of the Board of Directors of the Company. Mr. Eastland subsequently resigned as a member of the Board of Director on April 20, 2009.

Jonathan So, Chief Executive Officer, President, Director

Jonathan W. L. So is the founder and President of EATware, an environmental-solution focused company based in Honk Kong. With his international business experience, Mr. So lead the finance, business management, sales & marketing and strategic planning of EATware. Since 2003, Mr. So has served as President of numerous companies, including: Rong Bao (Nantong) Environmental Packaging Technology Development Limited, a factory and production line located in Nantong, China and specializing in manufacturing materials; Tian Yao (Nantong) Environmental Product Co., Ltd., a factory and production line located in Nantong, China and specializing in manufacturing of single-use 100% decomposable food containers; Intelli-Media Group(holding)Ltd, a public listed company in Hong Kong, business focused on animation, comic publishing, media, franchising and internet; Glory Team Industrial Ltd., a business focused on a self-invented single-use 100% decomposable food container made from natural materials; and Global Sources Merchandising Pte Ltd., a trading company located in Singapore specializing in trading and sourcing of apparel and accessory items.

Richard Jackson, Director and Chief Financial Officer

Richard Jackson has served as Secretary and Treasurer of PackItGreen Holdings, Inc. since August 2007 devoting ¼ time to the company or as needed. As operations accelerate this time commitment will be adjusted as required. Mr. Jackson has thirty-eight years of experience in public accounting, including extensive experience in representing clients in tax matter negotiations with the Internal Revenue Service and State Tax Commission. Since November 2004, Mr. Jackson has been a partner of Jackson Coles, PLLC. From January 2002 until November 2004, Mr. Jackson was a partner of Stanton, Jackson & Company. From January 1996 until December 2001, Mr. Jackson was a partner of Presnell Gage. Since 1976, he has taught accounting and other courses for the American Institute of Banking and Idaho Bankers Association. In addition, he authored a course for the American Institute of Certified Public Accountants. Mr. Jackson graduated from the University of Idaho, holding a Bachelor of Science Degree in Business with an accounting major and is currently a CPA.

Richard Chin, Chairman of the Board

Mr. Chin has over 28 years experience in international trading, contracting, finance and management. He was the former Deputy Chairman and Chief Executive Officer of Dickson Group Holdings Ltd and also the Managing Director of Mansion Holdings Ltd, both of which are leading contracting companies listed in the Main Board of the Hong Kong Stock Exchange. Prior to that, he was the Managing Director of Active International, a leading US company in the corporate barter industry, for their Far East operation. Prior to that, he had a company that had been retained as the Far East sourcing agent for Child World, the second largest toys store chain in the US at that time. He had also been employed as the Managing Director of Maes N.V., a European-based trading and contracting company for their Far East operation. Mr. Chin has been holding senior management positions in various groups of companies, both local and multi-national and possesses rich experience in strategic planning, financial planning and management, and business development in different industries. Presently, serve as Chairman of Intelli-Media Group(holding)Ltd, a public listed company in Hong Kong, business focused on animation, comic publishing, media, franchising and internet.

Stan Harper, Director

Mr. Harper has served as President of PackItGreen Holdings, Inc. since August 2007 during its pre-operation phase which required only part-time service. Mr. Harper is also currently President and CEO of Park Staffing Services, having founded its predecessor firm, tempSERV in 1979. He is also President of Computer Contact Services, a marketing, public relations and advertising firm with an emphasis on political and non-profit fund raising and campaigning: direct mail design, distribution and banking; computer analysis; management and campaign reporting compliance.

Christopher Eastland, Director

Mr. Eastland was an associate at the law firm of O’Melveny & Myers, LLP from 1999 to 2004, where he focused principally on mergers and acquisitions, private equity investments, and public and private company commercial transactions. From 2004 to date Mr. Eastland has served as a principal of the Seidler Equity Partners private equity funds, where he manages over $750 million in total assets. Mr. Eastland also serves as a board member for several of Seidler Equity Partners funds’ portfolio companies, including Harmar Mobility, LLC and Gary Platt Manufacturing, LLC. Mr. Eastland received a B.S. in Business Administration and Entrepreneurial Studies from the University of Southern California, where he graduated Summa Cum Laude, and received his Juris Doctor

Potential Conflicts

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer’s understanding of his fiduciary duties to us.

Currently we have only two officers and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board.

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

All directors will be reimbursed by us for any expenses incurred in attending directors’ meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers and directors did not receive any compensation for the year ended September 30, 2008

Grants of Plan-Based Awards

There were no grants of plan-based awards to named executive officers for the year ended September 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Exercises and Stock Vested

No executive officer identified in the Summary Compensation Table above exercised an option in fiscal year 2008. There were no shares of stock awarded or vested with respect to any of those executive officers.

Pension Benefits

PackItGreen does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

PackItGreen does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Employment Agreements

None.

Potential Payments Upon Termination or Change-in-Control

None.

Director Compensation Arrangements

None

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares known to be owned by all persons who own at least 5% of PackItGreen’s outstanding common stock, the Company’s directors, the executive officers, and the directors and executive officers as a group as of December 1, 2008, unless otherwise noted. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock

Jonathan So	150,000	0.03%
Richard W. Jackson	308,000.07%
Richard Chin	150,000	0.03%
Stan Harper	1,313,000	3.4%
Christopher Eastland	154,000	0.03%
Edla Family LLC	3,000,000	7.73%
Grena Asset Limited	20,000,000	51.5%
LEA Capital Advisors LLC	3,056,000	1.57%
All executive officers and directors as a group (consisting of 5 individuals)	2,075,000	5.35%

*Less than 1*% of the outstanding common stock

** Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of December 1, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 38,820,301 shares of common stock outstanding on December 1, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of December 1, 2008, as described below

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen & Associates, SPA’s Inc. has served as PackItGreen’s independent auditors for the years ended September 30, 2008 and Mantyla McReynolds, LLC served as PackItGreen’s independent auditors for the years ended September 30, 2007. For the year ended September 30, 2007, the fees for audit services totaled approximately $25,000 which included approximately $25,000 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $25,000 associated with the Company’s statutory and regulatory filings. For the year ended September 30, 2008, the fees for audit services totaled approximately $25,000 which included approximately $25,000 associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and approximately $25,000 associated with the Company’s statutory and regulatory filings.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1. Financial Statements

The following consolidated financial statements are filed as part of this report under Item 8 of Part II “Financial Statements and Supplementary Data.:

A. Consolidated Balance Sheets at September 30, 2008 and 2007.

B. Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007, and 2006.

C. Consolidated Statements of Changes in Shareholders’ Equity (Capital Deficit) for the Years Ended September 30, 2008, 2007, and 2006.

D. Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007, and 2006.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

c) Exhibits

Exhibit Number	Description
10.1

Share Exchange Agreement dated February 19, 2008 by and among JPG, Inc., PackItGreen Holdings, Inc. and each of the shareholders of PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.2

Return to Treasury Agreement dated February 19, 2008, by and among JPG, Inc. and the shareholders of JPG, Inc., incorporated by reference to the Company’s Form 8-K filed with the SEC on February 22, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 22, 2008)

10.3

Licensing Agreement dated December 1, 2007, between EATware Global, Inc. and PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008)

10.4

Amendment No. 1 to the Share Exchange Agreement dated February 19, 2008 by and among JPG, Inc., PackItGreen Holdings, Inc. and each of the shareholders of PackItGreen Holdings, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008)

10.5

Memorandum of Understanding between Lawrence County, Mississippi and EATware Holdings, Inc. dated July 25, 2007 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008)

10.6

Amendment to Lease Agreement between Lawrence County, Mississippi and EATware Holdings, Inc. dated April 30, 2008 (incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 27, 2008)

10.7	Cancellation Agreement dated March 2, 2009 by and between Eatware Global Corporation and PackItGreen Holdings Corporation (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of August, 2009

PACKITGREEN HOLDINGS CORP.

By:	/s/ Shan Ho
Shan Ho
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on August 26, 2009, on behalf of the registrant and in the capacities Indicated.

Signature	Title

/s/ Shan Ho	President and Chief Executive Officer, Director
Shan Ho	(Principal Executive Officer)

/s/ Richard W. Jackson	Chief Financial Officer
Richard W. Jackson	(Principal Financial and Accounting Officer)