Form 10-Q
period 2008-12-31
PACKITGREEN HOLDINGS CORP
filed 2009-08-28
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X ..  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

     .  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-53356

PACKITGREEN HOLDINGS, CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4940852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Jackson Coles, PLLC 960 Broadway, Suite 415, Boise, ID	83706
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (310) 450-9100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2008, there were 38,820,301 outstanding shares of the Registrant's Common Stock, $.0001 par value.

PACKITGREEN HOLDINGS CORP.

DECEMBER 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

BALANCE SHEETS

(Unaudited)

December 31, 2008 and September 30, 2008

	Dec 31, 2008	Sept 30, 2008
ASSETS
CURRENT ASSETS

Cash	$147	$2,947

Total Current Assets	147	2,947

PROPERTY AND EQUIPMENT, net of depreciation	$6,728	$7,172

TOTAL ASSETS	$6,875	$10,119

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payables- Related Parties	$172,680	$164,880
Accrued payables	55,770	41,457
Total Current Liabilities	228,450	206,337

STOCKHOLDER’S EQUITY

Common Stock – $.001 par value, 74,000,000 shares authorized,
38,820,301 shares issued and outstanding at December 31, 2008	$38,820	$38,820
and at Sept 30, 2008
Preferred Stock - $.001 par value, 1,000,000 authorized, none outstanding
Additional paid-in capital	2,009,284	2,009,284
Loss accumulated during the development stage	(2,269,679)	(2,244,322)
Total equity	(221,575)	(196,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,875	$10,119

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

For Three Months Ended December 31, 2007 and 2008,

And July 30, 2007 (date of inception) to December 31, 2008

			Inception to
	Dec 31, 2007	Dec 31, 2008	Dec 31, 2008

INCOME	$-	$-	$-

OPERATING EXPENSES

Administrative	$36,018	$24,915	$366,061
Research, development and consulting		1,902,846
Depreciation & amortization	-	442	772
Total operating expenses	36,018	25,357	2,269,679

NET PROFIT (LOSS)	$(36,018)	$(25,357)	$(2,269,679)

NET LOSS PER COMMON SHARE

Basic	$0.00	$0.00	$0.00

AVERAGE OUTSTANDING SHARES (stated in 1,000’s)

Basic	38,820	38,820	38,820

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

For Three Months Ended December 31, 2008,

And July 30, 2007 (date of inception of former subsidiary) to

December 31, 2008

			Inception to
CASH FLOWS FROM	Dec 31, 2007	Dec 31, 2008	Dec 31, 2008
OPERATING ACTIVITIES

Net loss	$(36,018)	$(25,357)	$(2,269,679)

Add depreciation	-	442	772
Net change in payables	1,708	14,315	55,770
Change in prepaid expenses	-	-	-
Change in deposits	-	-	-
Common shares issued for services	-	-	37,489

Net Change from Operations	$(34,310)	$(10,600)	$(2,175,648)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of property and equipment	-	-	(7,502)
Option deposit	-	-	-

Net Change from Investing	-	-	(7,502)

CASH FLOWS FROM FINANCING
ACTIVITIES
Loans from related parties	29,000	7,800	172,680
Change in subscription receivable	5,300
Increase in shareholder investments	-	-	2,010,616

Net Change from Financing	34,300	7,800	2,183,296

Net Change in Cash	(10)	(2,800)	147
Cash at Beginning of Period	300	2,947	0
Cash at End of Period	$290	$147	$147

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

For Period July 30, 2007 (date of inception of former subsidiary)

to December 31, 2008

	Common Stock		Additional paid-in Capital	Loss Accumulated During Development Stage
	Shares	Amount

Balance July 19, 2007 (date of inception)	-	$-	$-	$-

Issuance of common stock to shareholders and LEA Management for management services performed	30,000,000	30,000	-	-

Issuance of common stock for cash	56,000	56	5,544	-

Issuance of common stock for cash	15,000	15	14,985	-

Net operating loss for the period ended September 30, 2007	-	-	-	(79,000)

Balance September 30, 2007	30,071,000	30,071	20,529	(79,000)

Exchanged for PackItGreen Holding, Corp stock

Issuance of common stock for cash	1,260,301	1,260	1,988,755	-

Issuance of common stock to shareholders, officers and directors	7,489,000	7,489	-	-

Net operating loss for the period ended September 30, 2008	-	-	-	(2,165,322)

Balance, September 30, 2008	38,820,301	$38,820	$2,009,284	$(2,244,322)

Net operating loss for the period ended December 31, 2008	-	-	-	(25,357)

Balance, December 31, 2008	38,820,301	$38,820	$2,009,284	$(2,269,679)

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

December 31, 2008

1. ORGANIZATION

PackItGreen was organized as a Nevada Corporation on July 30, 2007. The Company had one Nevada subsidiary: PackItGreen, Inc. (a U.S. company). As of December 31, 2008, the Company intended to manufacture biodegradable, compostable commercial packaging products, such as pallets, egg cartons, wine packaging, as well as packaging for medical supplies, and gardening supplies. PackItGreen also intended to establish a manufacturing and packaging facility in Monticello, Mississippi for the purpose of manufacturing and packaging the biodegradable cellulose-based products.

As of December 31, 2008, the Company intended to develop an efficient manufacturing capability using a process that it has been granted a license to use by EATware Global Corp., as described below, which together with the utilization of low-cost and readily available raw materials, will allow it to fill the niche for environmentally friendly food serviceware and packaging materials against more established conventional products.

However, due to the lack of results in our attempt to implement our original business plan, management determined it was in the best interests of the shareholders to look for other potential business opportunities that might be available to the Company.

As of the date of the filing of this annual report, management has begun the process of analyzing the various alternatives that may be available to ensure the survival of the company and to preserve our shareholder's investment. This may include additional sources of financing to continue in the biodegradable food-ware business, or a change of business plan. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our original business plan are not promising.

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

(Unaudited)

December 31, 2008

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

On December 31, 2008, the Company had a net operating loss available for carry forward of $2,269,679. The income tax benefit of approximately $180,000 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2029.

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

PACKITGREEN HOLDINGS, CORP.

 (Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

(Unaudited)

December 31, 2008

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have acquired 99% of the outstanding common stock of the Company and have made no interest demand loans to the Company of $172,680.

4. CAPITAL STOCK

On March 26, 2008 the Company closed a private placement with two accredited investors for an aggregate amount of $1,890,453. In consideration of the purchase price, the company issued to the investors an aggregate of 1,260,301 restricted shares of the common stock, $0.001 par value. Additionally the investors also were issued 126,030 warrants exercisable for three years from date of issuance for an exercise price of $3.00 no value has been recognized. During 2007 the Company issued 71,000 private placement common shares for cash of $20,600, and 30,000,000 shares to management or others for services.

5. GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "PackItGreen Holdings, Corp.," “PackItGreen,” the "Company," "we," "us," and "our" refer to PackItGreen Holdings, Corp. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

The Company’s fiscal year is October 1, 2008 to September 30, 2009

Administration Costs were $24,915 for the quarter ending DECEMBER 31, 2008 and were $36,018 for the period ended December 31, 2007. Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss was $25,357 for the quarter ending DECEMBER 31, 2008 and $36,018 for the period ended December 31, 2007. The increase in Net Loss is primarily attributable to administrative expenses during the first three months of 2008. Since the Company in preliminary development stage, it does not have any sufficient sales volume as of yet.

Liquidity and Capital Resources

The Company had a negative net working capital of $228,303 at DECEMBER 31, 2008. The working capital is negative and will be until the company advances beyond the development stage.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs. The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended September 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $36,018 for the period from September 30,02008 resulting in an accumulated deficit of $ 2,269,679____ as of DECEMBER 31, 2008.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the three month period ended DECEMBER 31, 2008, cash and cash equivalents decreased to $147 from $2,947 at September 30, 2008. The decrease is from consumption of cash for administrative expense.

Cash Flows from Operating Activities. Net cash used by operating activities was $10,600 for the three months ended DECEMBER 31, 2008 and $34,310 for the period ended December 31, 2007. The change in cash flows from operating activities is primarily attributable to increase in payables .

Cash Flows from Investing Activities. Net cash used by financing activities was $0 for the three months ended DECEMBER 31, 2008 and is $0 for the period ended December 31, 2007.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

DATED: August 28, 2009

PACKITGREEN HOLDINGS, CORP.

BY: /s/ Shan Ho
Shan Ho
President and Chief Executive Officer (principal executive officer)

BY: /s/ Richard W. Jackson
Richard W. Jackson
(Principal financial and accounting officer)