Form 10-Q
period 2009-03-31
PACKITGREEN HOLDINGS CORP
filed 2009-10-13
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 333-139991

PACKITGREEN HOLDINGS CORP.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-4940852
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Jackson Coles PLLC
960 Broadway, Suite 415, Boise, ID	83706
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2009, there were 38,820,301 outstanding shares of the Registrant's Common Stock, $.0001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and September 30, 2008

ASSETS	Mar 31, 2009	Sept 30, 2008

CURRENT ASSETS

Cash	$34	$2,947

Total Current Assets	34	2,947

PROPERTY AND EQUIPMENT, net of depreciation	6,397	7,172

OTHER ASSETS
Utility deposits	-	-
Option deposit	-	-
Total Other Assets	-	-

TOTAL ASSETS	$6,432	$10,119

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued payables-Related Parties	$175,530	$164,880
Accrued payables	133,308	41,457
Total Current Liabilities	308,838	206,337

LONG - TERM LIABILITIES	-	-

STOCKHOLDER’S EQUITY

Stock – $.001 par value, 74,000,000 shares authorized, 38,820,301 shares	38,820	38,820
issued and outstanding at March 31, 2009 and December 31, 2008 respectively
Additional paid-in capital	2,009,284	2,009,284
Loss accumulated during the development stage	(2,350,510)	(2,244,322)
Total equity	(302,406)	(196,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,432	$10,119

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For Six Months Ended March 31, 2009,

And July 30, 2007 (date of inception) to March 31, 2009

	Six Months	July 30, 2009-
	Mar 31, 2009	Mar 31, 2009

INCOME	$-	$-

OPERATING EXPENSES

Administrative	105,414	2,271,869
Depreciation & amortization	774	1,104
Total operating expenses	106,188	2,272,973

NET PROFIT (LOSS)	$(106,188)	$(2,272,973)

NET LOSS PER COMMON SHARE

Basic	$0.00	$0.06

AVERAGE OUTSTANDING SHARES – restated (stated in 1,000’s)

Basic	38,820	38,820

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Six Months Ended March 31, 2009, And July 30, 2007 (date of inception) to

March 31, 2009

	Six months	July 30, 2007-
CASH FLOWS FROM	Mar 31, 2009	Mar 31, 2009
OPERATING ACTIVITIES

Net loss	$(106,188)	$(2,272,973)

Add depreciation	774	1,104
Net change in payables	102,501	231,301
Change in deposits	-	-
Common shares issued for services	-	30,000

Net Change from Operations	(2,913)	(2,010,568)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of property and equipment	-	(7,502)
Option deposit	-	-

Net Change from Investing	-	(7,502)

CASH FLOWS FROM FINANCING
ACTIVITIES

Increase in shareholder investments	-	2,018,104

Net Change from Financing	-	2,018,104

Net Change in Cash	(2,913)	34
Cash at Beginning of Period	2,947	-
Cash at End of Period	$146	$34

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009, And July 30, 2007 (date of inception) to

March 31, 2009

	Common Stock		Additional paid-in Capital	Loss Accumulated During Development Stage
	Shares	Amount

Balance July 19, 2007 (date of inception)	-	$-	$-	$-

Issuance of common stock to shareholders and LEA Management for management services performed	30,000,000	30,000	-	-

Issuance of common stock for cash	56,000	56	5,544	-

Issuance of common stock for cash	15,000	15	14,985	-

Net operating loss for the period ended September 30, 2007	-	-	-	-

Balance September 30, 2007	30,071,000	30,071	20,529	-

Exchanged for Packitgreen Holding, Corp stock	-	-	-	-

Issuance of common stock for cash	1,260,301	1,260	1,988,755	-

Issuance of common stock to shareholders, officers and directors	7,489,000	7,489	-	-

Net operating loss for the period ended September 30, 2008	-	-	-	(2,244,322)

Balance, September 30, 2008	38,820,301	$38,820	$2,009,284	$(2,244,322)

Net operating loss for the period ended March 31, 2009	-	-	-	(106,188)

Balance, March 31, 2009	38,820,301	$38,820	$2,009,284	$(2,350,510)

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

1. ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on July 30, 2007 with authorized common shares of 74,000,000 and 1,000,000 preferred shares all with a par value of .001 with the name “JPG Associates, Inc”. The name was changed to “Packitgreen Holdings, Corp on February 19, 2008.

On February 19, 2008 Packitgreen Holdings, Corp, (the Company) completed the acquisition of all outstanding stock of Packitgreen Holdings, Inc (subsidiary) by the issuance of 30,056,000 shares of Packitgreen Holdings, Corp.’s common capital stock, representing 100% of the outstanding stock of the Packitgreen Holdings, Corp after the return and cancellation of 10,000,000 shares originally issued upon its organization, which was accounted for as a reverse acquisition and merger, in which Packitgreen Holdings, Inc. (subsidiary) was considered to be the acquirer of Packitgreen Holdings Corp for reporting purposes. The outstanding stock of Packitgreen Holdings Corp. (parent) was 38,820,301 after the completion of the acquisition. The continuing operations in this report are those of Packitgreen Holdings, Inc (previous) including its prior historical operating statements and operations of Packitgreen Holdings, Corp. (parent) after February 19, 2008. The financial statements show a retroactive restatement of Packitgreen Holdings Corp.’s historical outstanding shares, as if the shares had been issued by the subsidiary, to reflect the equivalent number of common shares issued by the subsidiary.

The Company has not started any significant operations and is considered to be development state companies, with a September 30, fiscal year.

The Company and its subsidiary have not started any significant operations and are considered to be development state companies, with a September 30, fiscal year.

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

On March 31, 2009, the Company had a net operating loss available for carry forward of $2,350,510. The income tax benefit of approximately $705,153 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2029.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors have been authorized stock, but will not receive any compensation or funds until the offer is completed and is posted for trading.

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

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for all its planned activity, and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital.

On April 30, 2008 the consulting agreement between Eatware International Limited and the company was cancelled.

In August of 2008, development in Mississippi ceased. The company forfeited all Mississippi leases and is searching for an alternative site that would provide raw materials consistently and fit the business model of the corporation.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2008

The Company’s fiscal year is October 1 to September 30t.

Administration Costs were $105,414 for the quarter ending March 31, 2009 and were $2,271,869 since inception, July 30, 2007). Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss was $106,188 and $2,272,973 since inception. Although the Company in preliminary development stage, it does not have any sufficient sales volume.

Liquidity and Capital Resources

The Company has a negative net working capital of $308,804 at March 31, 2009. The decrease in the working is largely attributable to minimal operating costs.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs. The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended September 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $80,831 for the period from January 1, 2009 through March 31, 2009 resulting in an accumulated deficit of $2,272,973 as of March 31, 2009.

Management’s plans in regard to this matter are to continue to seek strategic relationships and alliances in order to further enhance the commercialization and acceptance of the CelTrek SIM technology in an effort to generate positive cash flow. Until its contracts and strategic alliances become fully economically viable and marketing efforts generate sufficient transaction volume, the Company may borrow additional funds or seek equity infusions in order to provide adequate liquidity to sustain its operations. The Company cannot guarantee that such sources of funding will be available on acceptable terms, if at all, if and when they are needed.

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the six month period ended March 31, 2009, cash and cash equivalents decreased to $34 from $147 at December 31, 2008.

Cash Flows from Operating Activities. Net cash used by operating activities was $112 for the six months ended March 31, 2009 and $2,010,568 since inception.

Cash Flows from Investing Activities. Net cash used by financing activities was $0 for the six months ended March 31, 2008 and is $7,502 since inception.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2008 Quarter ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results

ITEM 1A. RISK FACTORS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

DATED: September 25, 2009

PACKITGREEN HOLDINGS, CORP.

BY: /S/ Shan Ho
Shan Ho
President and Chief Executive Officer (principal executive officer)

BY: /S/ Richard W. Jackson
Richard W. Jackson
(Principal financial and accounting officer)