Form 10-Q
period 2009-06-30
PACKITGREEN HOLDINGS CORP
filed 2009-10-13
CIK 1364798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2009 and September 30, 2008

ASSETS	June 30, 2009	Sept 30, 2008

CURRENT ASSETS

Cash	$134	$2,947

Total Current Assets	134	2,947

PROPERTY AND EQUIPMENT, net of depreciation	6,066	7,172

OTHER ASSETS
Utility deposits	-	-
Option deposit	-	-
Total Other Assets	-	-

TOTAL ASSETS	$6,200	$10,119

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued payables-Related Parties	175,530	164,880
Accrued payables	150,475	41,457
Total Current Liabilities	326,005	206,337

LONG - TERM LIABILITIES	-	-

STOCKHOLDER’S EQUITY

Stock – $.001 par value, 74,000,000 shares authorized, 38,820,301 shares	38,820	38,820
issued and outstanding at June 30, 2009 and December 31, 2008 respectively
Additional paid-in capital	2,009,284	2,009,284
Loss accumulated during the development stage	(2,367,909)	(2,244,322)
Total equity	(302,406)	(196,218)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,200	$10,119

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For Nine Months Ended June 30, 2009,

And July 30, 2007 (date of inception) to June 30, 2009

	Nine Months	July 30, 2007-
	June 30, 2009	June 30, 2009

INCOME	$-	$-

OPERATING EXPENSES

Administrative	122,481	2,366,473
Depreciation & amortization	1,106	1,435
Total operating expenses	123,587	2,367,908

NET PROFIT (LOSS)	$(123,587)	$(2,367,908)

NET LOSS PER COMMON SHARE

Basic	$0.00	$0.06

AVERAGE OUTSTANDING SHARES – restated (stated in 1,000’s)

Basic	38,820	38,820

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CASH FLOWS

For Nine Months Ended June 30, 2009, And July 30, 2007 (date of inception) to

June 30, 2009

	Nine Months	July 30, 2007-
CASH FLOWS FROM	June 30, 2009	June 30, 2009
OPERATING ACTIVITIES

Net loss	$(123,587)	$(2,367,908)

Add depreciation	1,106	1,435
Net change in payables	119,668	326,005
Change in deposits	-	-
Common shares issued for services	-	30,000

Net Change from Operations	(2,813)	(2,010,468)

CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of property and equipment	-	(7,502)
Option deposit	-	-

Net Change from Investing	-	(7,502)

CASH FLOWS FROM FINANCING
ACTIVITIES

Increase in shareholder investments	-	2,018,104

Net Change from Financing	-	2,018,104

Net Change in Cash	(2,813)	134
Cash at Beginning of Period	2,947	-
Cash at End of Period	$134	$134

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For Nine Months Ended June 30, 2009, And July 30, 2007 (date of inception) to

June 30, 2009

	Common Stock		Additional paid-in Capital	Loss Accumulated During Development Stage
	Shares	Amount

Balance July 19, 2007 (date of inception)	-	$-	$-	$-

Issuance of common stock to shareholders and LEA Management for management services performed	30,000,000	30,000	-	-

Issuance of common stock for cash	56,000	56	5,544	-

Issuance of common stock for cash	15,000	15	14,985	-

Net operating loss for the period ended September 30, 2007	-	-	-	-

Balance September 30, 2007	30,071,000	30,071	20,529	-

Exchanged for Packitgreen Holding, Corp stock	-	-	-	-

Issuance of common stock for cash	1,260,301	1,260	1,988,755	-

Issuance of common stock to shareholders, officers and directors	7,489,000	7,489	-	-

Net operating loss for the period ended September 30, 2008	-	-	-	(2,244,322)

Balance, September 30, 2008	38,820,301	$38,820	$2,009,284	$(2,244,322)

Net operating loss for the period ended June 30, 2009	-	-	-	(123,587)

Balance, June 30, 2009	38,820,301	$38,820	$2,009,284	$(2,367,909)

The accompanying notes are an integral part of these condensed financial statements.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

On June 30, 2009, the Company had a net operating loss available for carry forward of $2,367,909. The income tax benefit of approximately $710,373 from the carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started any operations. The net operating loss will expire in 2029.

PACKITGREEN HOLDINGS, CORP.

FORMERLY KNOW AS JPG ASSOCIATES, INC

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

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

June 30, 2009

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2008

The Company’s fiscal year is October 1st to September 30.

Administration Costs were $17,067 for the quarter ending June 30, 2009 and were $2,366,473 since inception, July 30, 2007). Administration costs generally consist of professional fees, office expenses and other general and administrative costs.

Net Loss was $17,399 and $2,367,908 since inception. Although the Company in preliminary development stage, it does not have any sufficient sales volume.

Liquidity and Capital Resources

The Company has a negative net working capital of $325,871 at June 30, 2009. The decrease in the working is largely attributable to minimal operating costs.

The Company has incurred losses since its inception, and consequently it is uncertain when the Company will consistently generate sufficient revenues to fund its operational costs. The Company’s auditors have emphasized uncertainty regarding our ability to continue as a going concern in their audit reports for our year ended September 30, 2008. As shown in the accompanying financial statements, the Company realized net losses from operations of $17,399 for the period from January 1, 2009 through March 31, 2009 resulting in an accumulated deficit of $2,367,909 as of June 30, 2009.

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

Other components of the Company’s working capital and changes therein are discussed as follows:

Cash Equivalents. For the nine month period ended June 30, 2009, cash and cash equivalents increased to $134 from $34 at March 31, 2008.

Cash Flows from Operating Activities. Net cash used by operating activities was $2813 for the nine months ended June 30, 2009 and $2,010,468 since inception.

Cash Flows from Investing Activities. Net cash used by financing activities was $0 for the nine months ended June 30, 2008 and is $7,502 since inception.

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

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the 2009 Quarter ended June 30,2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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